Form 10-Q
period 1995-03-31
MOYCO INDUSTRIES INC
filed 1995-05-08
CIK 200533

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON D.C.   20549

                                 FORM 10Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934






Nine Months Ended March 31, 1995                  Commission File No. 0-4123





                          MOYCO INDUSTRIES, INC.
- - -------------------------------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)


          Pennsylvania                                23-1697233
- - -----------------------------             --------------------------------
(State or other Jurisdiction)             (IRS Employer Identification No.)



  21st and Clearfield Streets, Philadelphia, PA                19132
- - ------------------------------------------------------       ---------
   *(Address of Principal Executive Offices)                 (Zip Code)


            200 Commerce Drive, Montgomeryville, PA             18936
- - ------------------------------------------------------       ----------
  *(As of June 1995 Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:  (215) 229-0470

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                 YES     X            NO
                        ---               ---



     On March 31, 1995, there were 3,932,885 shares of the Registrant's common stock outstanding.

Item 1.  Financial Information


                          MOYCO INDUSTRIES, INC.
                              BALANCE SHEETS


                                                           March 31,
                                                             1995        June 30,
     ASSETS (Substantially Pledged) (Note 3)             (Unaudited)      1994
                                                         -----------    ----------
Current Assets
  Cash (including cash equivalents of $0 at              $ 1,284,941    $1,447,565
    March 31, 1995 and June 30, 1994)
  Accounts receivable, net of doubtful account             1,581,575     1,672,346
    allowances of $78,990 at March 31, 1995
    and $58,990 at June 30, 1994)
  Inventories, estimated (Note 2)                          3,198,197     2,818,774
  Prepaid expenses                                            22,556        32,422
  Prepaid income taxes                                       294,100          -
                                                         -----------   -----------
     Total Current Assets                                  6,381,369     5,971,107
                                                         -----------   -----------
Property, Plant and Equipment
  Land                                                        65,000       100,000
  Buildings and improvements                               4,175,975     1,648,469
  Construction in progress                                      -        1,038,067
  Automotive equipment                                        48,511        48,511
  Machinery and equipment                                  4,525,941     3,989,021
  Furniture and fixtures                                     436,772       411,410
                                                         -----------   -----------
                                                           9,252,199     7,235,478
  Less:  Accumulated Depreciation                          3,625,562     3,951,760
                                                         -----------   -----------
     Net Property, Plant and Equipment                     5,626,637     3,283,718
                                                         -----------   -----------
Other Assets
  Deferred tax asset                                          24,007        24,007
  Unamortized patents and trademarks, net of                 125,655        14,506
    accumulated amortization of $46,495 in March
    31, 1995 and $41,056 at June 30, 1994 (Note 1)
  Unamortized mortgage costs, net of accumulated              30,383        11,901
    amortization of $34,562 at March 31, 1995
    and $31,811 at June 30, 1994 (Note 1)
  Surrender Value Officers Life                               18,162        18,162
  Deposits on equipment                                       71,773       466,497
                                                         -----------   -----------
          Total Other Assets                                 269,980       535,073
                                                         -----------   -----------
                    TOTAL ASSETS                         $12,277,986    $9,789,898
                                                         ===========   ===========

See accompanying notes.




                                                           March 31,
                                                             1995         June 30,
            LIABILITIES AND SHAREHOLDERS' EQUITY         (Unaudited)       1994
                                                         -----------      --------
Current Liabilities
    Current maturities of long-term debt (Note 3)        $ 3,541,024    $2,090,671
    Accounts payable                                         425,196       285,287
    Accrued expenses:
      Payroll                                                168,411       173,435
      Interest                                                  -           30,000
      Other                                                  148,786       233,448
      Profit Sharing                                            -           25,000
      Income Tax                                             327,445       129,426
                                                         -----------   -----------
            Total Current Liabilities                      4,610,862     2,967,267



Long-term debt, net of current maturities                  3,473,799     3,046,168
Deferred income taxes                                        192,702       163,452
                                                         -----------   -----------
            Total Liabilities                              8,277,363     6,176,887
                                                         -----------   -----------
Shareholders' Equity
    Preferred stock, $.005 par value                            -             -
      Authorized 2,500,000 shares,
      None issued
    Common stock, $.005 par value                             22,628        22,622
      Authorized 15,000,000 shares
      Issued 4,525,890 shares
    Additional paid-in capital                             3,038,918     3,037,674
    Retained Earnings                                      1,060,030       673,668

Less: Treasury stock 593,005 shares at December 31,
        1994 and at June 30, 1994, at cost                   120,953       120,953
                                                         -----------   -----------
            Total Shareholders' Equity                     4,000,623     3,613,011
                                                         -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $12,277,986    $9,789,898
                                                         ===========    ==========

                          MOYCO INDUSTRIES, INC.
               STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                 NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                                (UNAUDITED)

                                                                   MARCH 31
                                                         -------------------------
                                                             1995           1994
                                                         -------------------------
Net Sales                                                $8,582,079     $7,381,399
Cost of Sales                                             5,078,565      4,511,998
                                                         -----------   -----------
Gross Profit                                              3,503,514      2,869,401
Operating Expenses                                        2,485,261      2,317,601
                                                         -----------   -----------
Income from Operations                                    1,018,253        551,800
                                                         -----------   -----------
Other Income (Expenses)
  Interest Expense                                      (   284,448)   (   197,695)
  Other Income                                              105,574         21,564
  Contribution                                          (    96,322)          -
                                                         -----------   -----------
Total Other Income (Expense)                            (   275,196)   (   176,131)
                                                         -----------   -----------
Income Before Provision for Income Taxes                    743,057        375,669
                                                         -----------   -----------
Provision for Income Taxes                                  356,695        158,100
                                                         -----------   -----------
                                                            356,695        158,100
                                                         -----------   -----------
Net Income                                                  386,362        217,569
Retained Earnings, beginning of period                      673,668        281,820
                                                         -----------   -----------
Retained Earnings, end of period                         $1,060,030     $  499,389
                                                         ==========    ===========
Earnings per Share                                       $     0.10     $     0.06
                                                         ==========    ===========
Weighted Average Number of Common Shares                  3,932,885      3,930,235
                                                         ==========    ===========

See accompanying notes.

                          MOYCO INDUSTRIES, INC.
               STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                (UNAUDITED)

                                                                   MARCH 31
                                                         -------------------------
                                                             1995           1994
                                                         -------------------------
Net Sales                                                $2,875,029     $2,365,433
Cost of Sales                                             1,641,438      1,442,591
                                                         -----------   -----------
Gross Profit                                              1,233,591        922,842
Operating Expenses                                          861,413        765,915
                                                         -----------   -----------
Income from Operations                                      372,178        156,927
                                                         -----------   -----------
Other Income (Expenses)
  Interest Expense                                      (   121,519)   (    97,662)
  Other Income                                               47,998         10,938
  Contribution                                          (    96,322)          -
                                                         -----------   -----------
Total Other Income (Expense)                            (   169,843)   (    86,724)
                                                         -----------   -----------
Income Before Provision for Income Taxes                    202,335         70,203
                                                         -----------   -----------
Provision for Income Taxes                                  131,082         29,544
                                                         -----------   -----------
                                                            131,082         29,544
                                                         -----------   -----------
Net Income                                                   71,253         40,659
Retained Earnings, beginning of period                      988,777        458,730
                                                         -----------   -----------
Retained Earnings, end of period                         $1,060,030     $  499,389
                                                         ==========    ===========
Earnings per Share                                       $     0.02     $     0.01
                                                         ==========    ===========
Weighted Average Number of Common Shares                  3,932,885      3,930,235
                                                         ==========    ===========

See accompanying notes.

                          MOYCO INDUSTRIES, INC.

                          STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED MARCH 31, 1995 AND 1994
             Increase (Decrease) in cash and cash equivalents

                                (UNAUDITED)





                                                                   MARCH 31
                                                         -------------------------
                                                             1995           1994
                                                         -------------------------
Net cash provided by (used in) operating activities     ($  418,610)    $  538,958
Cash flows from investing activities
  (Expenditures) Retirements for property, plant and
  equipment                                             ( 1,581,747)   (   685,505)
  Expenditures for equipment deposits                   (    40,250)   (   230,979)
                                                        -----------    -----------
  Net Cash provided by (used in) investing activities   ( 1,621,997)   (   916,484)
                                                        -----------    -----------
Cash flows from financing activities
  Reduction of long-term debt obligations               ( 2,140,016)   (   226,211)
   New borrowings of long-term debt                       4,017,999        750,000
                                                        -----------    -----------
  Net cash Provided by financing activities               1,877,983        523,789
                                                        -----------    -----------
Net (Decrease) Increase in cash                         (   162,624)       146,263
Cash and cash equivalents, beginning of period            1,447,565      1,140,790
                                                        -----------    -----------
Cash and cash equivalents, end of period                 $1,284,941     $1,287,053
                                                        ===========     ==========

See accompanying notes.

                          MOYCO INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 1995
                                (UNAUDITED)




Note 1:   Summary of Significant Accounting Policies

          Nature of Business
          -------------------

          The Company is engaged in the business of manufacturing dental waxes, dental supplies, endodontic and dental products, pharmaceuticals, precision coated abrasives, commercial abrasives, and is a repacker of other disposable products for commercial and industrial use.

          Principles of Accounting
          ------------------------

          The balance sheet as of March 31, 1995, and the related statements of operations and retained earnings, and cash flows for the nine months ended March 31, 1995 and 1994 are unaudited: in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

          Valuation of Inventories
          ------------------------

          Inventories are stated at the lower of cost or market. Costs of raw materials and cartons are determined by the first-in, first-out method. Labor and overhead included in work-in-process and finished goods are determined at average cost. Ending inventories at interims are estimated by the gross profit method.

          Depreciation
          ------------

          Depreciation is computed by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

          Patents and Trademarks
          ----------------------

          The costs of patents and trademarks are capitalized and amortized to operations over their estimated useful lives or statutory lives, whichever is shorter. Amortization is computed by the straight-line method. Cost of defending patents are added to the unamortized balance at date of incurred expenditure. At such time as litigation is resolved the remaining balance will be amortized over the remaining useful lives.

          Mortgage Costs
          --------------

          Mortgage costs are being amortized over the terms of the related mortgages.

                          MOYCO INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 1995
                                (UNAUDITED)



Note 1:   Summary of Significant Accounting Policies  (Continued)

          Income Taxes
          ------------

          The Company provides for deferred income taxes resulting from timing differences resulting from using different depreciation methods and different methods of recording and amortizing interest costs related to the acquisition and rehabilitation of the Montgomeryville building. They also result from the use of the uniform capitalization rules and bad debt reserve policy required by the Tax Reform Act of 1986. Job credits for increasing research activities are accounted for the flow-through method which recognizes the credits as reductions of federal income tax expenses in the year utilized.

          Research and Development
          ------------------------

          Research and development costs are charged to expense as incurred. The amounts charged for the nine months ended March 31, 1995 and year ended June 30, 1994 were $34,115 and $19,583 respectively, and are included in costs of sales category.

          Earnings (loss) Per Common Share
          --------------------------------

          Earnings (loss) per common share have been computed by dividing earnings for each year by the weighted average number of common shares outstanding during each period.


Note 2:   Inventories (Estimated)

          The components of inventory are as follows:

                                                    March 31,      June 30,
                                                      1995           1994
                                                  ----------      ----------

                         Raw materials            $  899,167      $  792,493
                         Work-in-process             758,182         668,234
                         Finished goods            1,371,339       1,208,648
                         Cartons                     169,509         149,399
                                                  ----------      ----------
                                                  $3,198,197      $2,818,774
                                                  ==========      ==========

                          MOYCO INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 1995
                                (UNAUDITED)
Note 3:   Long-Term Debt

          Long-term debt is summarized as follows:
                                                             March 31,
                                                        1995          June 30,
                                                     (Unaudited)        1994
                                                     -----------      -------
     Mortgages Payable

          Mortgage payable in monthly
          installments of $6,569, including
          interest at .85% of prime (not to
          exceed 15% or be below 8.5%), which
          matures in August 2001.  Rate at
          March 31, 1995 was 9.20842%                $  361,523      $391,755

          Mortgage payable in monthly
          installments of $1,952, including
          interest at 2%, Mortgage matures
          January 1, 2001.  Total loan
          commitment $303,360                           298,608          -

          Construction loan payable dated
          April 27, 1994 interest only payments
          until principal due January 27, 1995.
          Interest rate of prime plus 1%
          interest at December 31, 1994 was
          8.75%.  As of December 31, 1994 the
          construction loan was converted to a
          mortgage payable and a note payable
          with interest fixed at 8.75% for
          five years and at prime plus 1% for
          the next ten years.                           500,789       467,827

     Other

          Commercial Term Note payable, interest
          only payments at prime plus 1% through
          October 31, 1994 then sixty monthly
          installments of $12,500 plus
          interest.  Rate at March 31, 1995
          was 10.0%                                     675,000       750,000

          Note payable in monthly installments
          of $2,917, including interest at
          prime plus .75%.  Rate at March
          31, 1995 was 9.75%.                            58,320        84,573

          Auto loan payable in forty eight
          monthly installments of $838 plus
          interest at 7.75%                              32,691        40,235

          Construction loan payable dated
          April 27, 1994 interest only payments
          until principal due January 27, 1995.
          Interest rate of prime plus 1%
          interest at March 31, 1995 was
          10.0% total loan commitment
          $2,442,726.                                 2,321,226       185,783

                          MOYCO INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 1995
                                (UNAUDITED)



Note 3:   Long-Term Debt (Continued)
                                                             March 31,
                                                        1995          June 30,
                                                     (Unaudited)        1994
                                                     -----------      -------
          Credit line payable dated December
          31, 1991.  Amended November 28, 1994
          Interest rate of prime plus .5%.
          Interest rate at March 31, 1995
          was 10.0%.                                 $  700,000    $1,000,000

          Commercial Term Note payable in
          monthly payments of $8,333 thru
          January 1994 and $16,667 thereafter.
          Interest rate is prime plus 1%.
          Rate at March 31, 1995 was 10.0%              566,666       716,666

          Note payable in quarterly interest-
          only payments through 1996.
          Thereafter, twenty equal quarterly
          payments including principal and
          interest at prime.  (interest rate
          not to exceed 10% or be below 8%).          1,500,000     1,500,000
                                                     ----------    ----------
                                                      7,014,823     5,136,839
            Less:  Current Maturities               ( 3,541,024)  ( 2,090,671)
                                                     ----------    ----------

                                                     $3,473,799    $3,046,168
                                                     ==========    ==========
          Substantially all of the Company's
          assets are pledged as collateral for
          the long-term debt.

          As of March 31, 1995 long-term
          debt matures as follows:

                        Twelve Months Ending March 31,

                        1996              $  590,876
                        1997                 615,725
                        1998                 548,104
                        1999                 477,350
                        2000                 409,275
                        Thereafter           832,469
                                          ----------
                                          $3,473,799
                                          ==========


          The $2,442,726 construction loan for the Union Broach division is expected to be converted to a mortgage payable at a 2% interest rate and a note payable at a 9.25% interest rate, both for a fifteen year period. This conversion is anticipated before the year ending June 30, 1995.

                          MOYCO INDUSTRIES, INC.
                   A.   SUMMARIZED FINANCIAL INFORMATION

                  MANAGEMENT'S ANALYSIS AND DISCUSSION OF
              FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                  FOR THE
                      NINE MONTHS ENDED MARCH 31, 1995


Results of Operations

     Comparison of recent quarter (3/31/95) and immediate preceding Quarter (12/31/94):

     Net Sales increased nominally by $7,408. The increase was in both our abrasive and dental divisions.

     An increase in gross profit in the amount of $155,990 is related to the product mix. The procedure for computing inventories by department is the gross profit method using the previous fiscal years actual gross profit percentage, unless management is aware of a significant adjustment required in the quarter, continues as the standard procedure in computing interim quarterly accounting.

     Operating expenses increased in the amount of $72,751.

     The decrease in net profit of $68,724 is related to the contribution of the plant in Philadelphia, PA to the Deliverance Center of Hope, Inc.

     Working capital is sufficient for current operating needs however, with the litigation and the close of the Philadelphia facility, as well as anticipating additional related costs, we have requested funding from our prime lender and restructuring of our bank line. This new financing is anticipated to be in place by fiscal year end. The need for continued sales growth is a constant as the new debt structure is put in place. Inflationary pressures have significantly less bearing on current profitability than the continued need for additional sales.

                          MOYCO INDUSTRIES, INC.
                   A.   SUMMARIZED FINANCIAL INFORMATION
                                (Continued)
                  MANAGEMENT'S ANALYSIS AND DISCUSSION OF
              FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                  FOR THE
                      NINE MONTHS ENDED MARCH 31, 1995


     Comparison of recent Quarter (3/31/95) and Equivalent Quarter (3/31/94):
     ------------------------------------------------------------------------

     Net sales increased by $509,596. The increase in both our dental and abrasive divisions.

     Cost of sales increased in the amount of $198,847 and is correlated to the increase in sales volume. Manufacturing expenses had an increase as a result of employment of new assets (equipment) and the recording of depreciation thereon. The procedure for computing inventories by department by the gross profit method, using the previous fiscal years actual gross profit percentage unless management is aware of a significant adjustment required in the quarter, continues as the standard procedure in computing interim quarterly accounting.

     Operating expenses increased $95,498 in the comparative quarter.

     Interest expense increased $23,857 as a result of additional borrowings in the recent quarter compared to the equivalent quarter. In addition, the charitable contribution of the Philadelphia PA facility is reflected in the current operating statement.

     The increase in net profit is related to increased sales, and product mix creating a better gross profit on sales realized during the current period.

     Working capital is sufficient for current operating needs, however with the litigation and the close of the Philadelphia facility, as well as anticipating additional related costs, we have requested funding from our prime lender and restructuring of our bank line. This new financing is anticipated to be in place by fiscal year end. The need for continued sales growth is a constant as the new debt structure is put in place. Inflationary pressures have significantly less bearing on current profitability than the continued need for additional sales.

                          MOYCO INDUSTRIES, INC.
                   A.   SUMMARIZED FINANCIAL INFORMATION
                                (Continued)
                  MANAGEMENT'S ANALYSIS AND DISCUSSION OF
              FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                  FOR THE
                      NINE MONTHS ENDED MARCH 31, 1995






     Comparison of Recent Year-to-Date (3/31/95) and Equivalent Period in Prior Year (3/31/94):
     ---------------------------------------------------------------------

     Net sales increased $1,200,680. The increase was in both our abrasive and dental segments. Cost of sales increased $566,567 and is directly related to the increase in sales volume. The procedure for computing interim inventories by department by the gross profit method, using the previous fiscal years actual gross profit percentage, unless management is aware of a significant adjustment required in the quarter, continues as the standard procedure in computing interim accounting.

     Operating expenses increased $167,660 and is related to increased sales volume. In addition, the charitable contribution of the Philadelphia, PA facility is reflected in the current operating statement.

     The increase in net profit of $168,793 is directly related to the increase in sales.

     Working capital decreased as a result of additional debt borrowings during the nine months ended March 31, 1995. However, the company has requested from our prime lender, restructuring and additional long term debt in anticipation of possible cash demands caused by the closing of the Philadelphia, PA facility and ongoing litigation.

                  MANAGEMENT'S ANALYSIS AND DISCUSSION OF
              FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                  FOR THE
                     NINE MONTHS ENDED MARCH 31, 1995

Liquidity and Capital Resources

     It is anticipated that pressures on earnings will continue. The current economic recession, and the continuing need to increase sale to offset costs are a reality. The addition of capital improvement projects of needed space and equipment, although long term financial arrangements are in place, will require sales growth and earnings to amortize the additional debt service. Moyco currently has enjoyed fifteen straight quarters of profitability. Also, changes in the high tech products sold by our abrasive division are subject to swings which directly effect net sales and profits.

     Moyco Industries, Inc. as of June 30, 1994 was in compliance with the enactment of the Clean Air Act, effective August 1992.

Uncertainties

     There is a constant need for increased sales in both units and dollars. There is no stronger factor in determining our companies current and future abilities to meet debt service and generate future profits. The economy and the degree of recovery will be a major factor in forecasting the future. Critical mass in sales volume remains the essential ingredient.

                          MOYCO INDUSTRIES, INC.

                       PART II.   OTHER INFORMATION


Item 1  - Legal Proceedings
          -----------------

          The Company is currently engaged in litigation in the U.S. District Court for the Northern District of Oklahoma (Case Number 94-C 669B) against Tulsa Dental Products and Quality Dental Products, Inc. Moyco alleges that Tulsa and QDP are infringing and inducing infringement of U.S. patents 4,443,193; 4,536,159; and 4,611,508. These patents protect endodontic instruments marketed to the dental profession under Moyco tradenames of Flex-R and Onyx-R. This case for protection of our intellectual property was filed in August 1994 and is seeking relief by way of permanent injunction, compensatory damages and treble damages.


Item 5  - Other Information
          -----------------

          On March 23, 1995 the Company transferred the deed to our Philadelphia, PA facility to the Deliverance Center of Hope, Inc. It is anticipated that all manufacturing operations will cease by the end of this current fiscal year. Our corporate offices will be relocated to the Montgomeryville, PA facility on or before the month of June 1995. The contribution of land and building had a remaining book value of $96,322 and is reflected in the current quarter financials. The transition costs (moving, severances, shut down) will be reflected in the financials during the next two quarters. Savings realized by the consolidation of facilities should start to be realized at the completion of the move and the shut down of the Philadelphia facility.

          *(Deliverance is a 501(c)(3) qualified charitable organization and they plan the reuse of this building for multiple purposes).


Item 6  - Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits - None

          (b)  Exhibits - None

                             MOYCO INDUSTRIES, INC.

                                SIGNATURES



     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                         MOYCO INDUSTRIES, INC.
                                               (Registrant)



Date____________________                 By__________________________________
                                           Marvin E. Sternberg
                                           President and Chief Executive Officer
                                           Chairman of the Board




Date____________________                 By___________________________________
                                           Jerome Lipkin
                                           Vice President and Director
                                           Executive Officer




Date____________________                 By___________________________________
                                           William G. Woodhead
                                           Secretary/Treasurer and Director