Form 10-K
period 1995-06-30
MOYCO INDUSTRIES INC
filed 1995-09-15
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934






For the fiscal year ended June 30, 1995           Commission File No. 0-4123
                          -------------                               ------


                             MOYCO INDUSTRIES, INC.
          ----------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)



         Pennsylvania                                   23-1697233
-------------------------------              -------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


200 Commerce Drive
Montgomeryville, PA                                       18936
---------------------------------------      -------------------------------
(Address of Principal Executive Offices)               (Zip Code)


Registrant's telephone number, including
area code:                                           (215) 855-4300
                                             -------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
      Title of each class                            which registered
      -------------------                       ------------------------
              None                                         None

Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.005 per share
                     ---------------------------------------
                                (Title of Class)

      "Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past ninety 90 days."

                 YES     X         NO
                        ---            -----
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 25, 1995 was $41,358,608, the number of shares outstanding of the Registrant's Common Stock was 3,938,915.

                                     PART I




ITEM 1.     BUSINESS


General

         There were no material changes in the nature of the business conducted by Moyco Industries, Inc. during the fiscal year ended June 30, 1995. The Company manufacturers and sells commercial abrasive materials, dental materials and supplies and repacks and sells other disposable materials.

         The Company's net sales, operating profit, and identifiable assets for each of the two aforementioned business segments is detailed in Note 5 and
Item 6 to the financial statements.

         Upon the donation of the Philadelphia, Pennsylvania building to charity, the operations were moved to the company's two other facilities in York, Pennsylvania, and Montgomeryville, Pennsylvania.

Business Segments

Commercial Abrasive Materials

         The Registrant is engaged through its Ultralap Division in the manufacture and sale of commercial abrasive materials under the name "Flex-I-Grit." "Flex-I-Grit" is sold by a master distributor and other repackers to approximately 45 accounts, five of these accounted for 76% of total sales for this division.

         The Registrant further is engaged through its Ultralap Division in the manufacture and sale of fine polishing agents and abrasives sold under the trade name "Ultralap." The "Ultralap" products are sold by in-house salesmen to approximately 465 customers, six of these customers accounted for over 36% of the total sales of these products. During the last fiscal year, the sale of "Ultralap" products accounted for approximately 74% of the total sales of this division.


Dental Supplies

         The Registrant through its dental division is engaged in the manufacture and sale of dental supplies such as waxes, abrasives, medicaments, dental mirrors, endodontic materials and equipment, sundry dental items as well as a repacker of other disposable materials. During the last fiscal year the sale of a steel-backed dental abrasive manufactured by Registrant and sold under the trade name of "Lightning" accounted for 5% of the total sales of the dental division.

         All sales are made from existing inventory by six salaried salespersons to approximately 400 dental supply wholesalers and distributors in the United States and Overseas. During the last fiscal year foreign sales represented approximately 10% of the total sales of the dental division. Two customers accounted for more than 19% of the total sales of this division.

         Approximately 2% of the dental supply and repacking business of the Registrant was done with the United States Government for the fiscal year ended June 30, 1995.


Backlog

         There is a backlog of orders in the aggregate of $1,416,388 as of June 30, 1995. There had been a backlog of $1,083,437 as of June 30, 1994. Approximately 28% of the backlog at June 30, 1995 was for dental supplies and materials.

Sources and Availability of Supplies

         The Company procures its raw materials and supplies from various sources and does not expect to have any difficulty in procurement during the coming year or during the foreseeable future.

         It is intended that the Company will continue in its existing lines of dental supplies and commercial abrasive materials during the current fiscal year.


Research and Development

         The Company engages in minimal research activities and has two employees devoting part of their time to this activity. Such research as is conducted is directed toward the development of new products related to current product lines and the improvement and enhancement of existing products.


Competition

         All of the lines of business in which the Registrant is presently engaged are highly competitive. There are numerous other manufacturers of dental supplies, polymer backed abrasives, other abrasives and repackers, many of which are larger and have greater financial reserves and more sales representatives.


Employees

         The Registrant employs approximately 150 persons, of whom 113 are involved in manufacturing abrasives and other products of the Ultralap and Dental divisions, and 37 are engaged in administration, sales, engineering, supervision and clerical work. The Registrant has had no work stoppages during the past 11 years and considers its employee relations to be good.


Other

         Moyco did not experience any curtailment of supplies of electricity, gas, oil or water during the fiscal year ended June 30, 1995 and does not expect any curtailment in the current fiscal year.

         In as much as the Company believes it produces no significant discharges of waste or pollutants into the air, there are no significant effects on the company in complying with current Federal, State and local environmental laws and regulations.

         Moyco Industries, Inc. as of June 30, 1995 was in compliance with the enactment of the Clean Air Act, effective August 1992.

ITEM 2.   PROPERTIES

         The Registrant is the owner of two buildings. The Montgomeryville, Pennsylvania facility was a one-story cinder block building containing approximately 26,000 square feet of which approximately 13,000 square feet were used for manufacturing; 11,750 square feet for warehousing and distribution; and 1,250 square feet for offices. This facility is primarily used for the manufacture of precision coated abrasives for commercial and industrial use. During the year, the registrant expanded its Montgomeryville, Pennsylvania facility to 40,125 square feet of which 14,250 square feet are used for manufacturing; 19,875 square feet for warehousing and distribution; and 6,000 square feet for offices. The York, Pennsylvania facility is 68,995 square feet of which approximately 45,807 square feet are used for manufacturing; 16,542 for warehousing and 6,646 for offices. There are mortgages on both properties. Moyco's facilities are suitable for their respective uses and are in general, adequate for Moyco's present needs.

         During the year the registrant donated the five story brick building in Philadelphia, Pennsylvania containing approximately 88,000 square feet of which approximately 59,928 square feet was used for manufacturing, 22,968 square feet for warehousing and distribution, and 5,104 square feet for offices to a qualified charity.

         The Registrant leased 27,671 square feet of space in a building in Emigsville, Pennsylvania. Initial lease term began September 30, 1991 and ended March 31, 1992 at $5,283 per month. Renewal rate at the then prevailing market rate $6,646, per month. This facility was utilized in connection with the dental supply segment. The lease was terminated in December of 1994 when the registrant moved to its newly constructed building in York, Pennsylvania.

         The registrant has completed two capital projects. 30% of the total $1,000,000 expansion of the Montgomeryville facility was financed over 15 years with the Pennsylvania Industrial Development Authority at an interest rate of 2%, 50% of the project cost was financed by the bank over 15 years at 8 3/4% for 5 years and a variable rate for 10 years thereafter and the remaining 20% by the registrant. The Montgomeryville project was completed in March of 1995. Construction of a new building in York, Pennsylvania to replace the leased facility was completed during December 1994. 37% of the total project cost of $2,700,000 was financed by the Pennsylvania Industrial Development Authority at 2%, 53% of the cost was financed by the bank at 9.25% for 5 years and at prime plus 1% thereafter, and the remaining 10% by the registrant.


ITEM 3.   LEGAL PROCEEDINGS

         The Company has filed suit against two defendants in one action for patent infringement. The proceedings are continuing and the company's attorneys were not able to estimate the likelihood of the outcome in this matter.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     N O N E

                                     PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


Price Range of Common Stock:

         The following table shows the range of low and high prices for the common stock in the over-the-counter market for the quarterly periods indicated according to the Company's records. The quotations represent prices in the over-the-counter market between dealers in securities and do not include retail markup, markdown or commission and do not necessarily represent actual transactions.

                                                                 Low     High
                                                                 ----    ----
         First quarter ended September 30, 1994                  1.00    1.00

         Second quarter ended December 31, 1994                   .94     .94

         Third quarter ended March 31, 1995                       .85     .85

         Fourth quarter ended June 30, 1995                      2.06    2.13

         First quarter ended September 30, 1993                  1.00    1.75

         Second quarter ended December 31, 1993                   .50    1.50

         Third quarter ended March 31, 1994                      1.25    2.00

         Fourth quarter ended June 30, 1994                      1.00    3.00


       There were no dividends paid during the fiscal year ended June 30, 1995. The number of shareholders of record on June 30, 1995 was 701.

ITEM 6.   SELECTED STATEMENT OF OPERATIONS AND BALANCE SHEET DATA


Selected statement of operations data:


                                                          Year Ended June 30
                            -------------------------------------------------------------------------------
                                1995            1994             1993             1992             1991
                            -----------     ------------      -----------      -----------     ------------
Sales
 Dental and consumable
   supplies                 $ 7,399,768      $ 6,459,088      $ 6,872,698      $ 5,921,273      $ 2,312,136
 Commercial abrasive
   materials, Ultralap
   and Flex-I-Grit            4,480,418        3,572,255        4,364,516        3,073,832        2,855,780
                            -----------      -----------      -----------      -----------      -----------

                            $11,880,186      $10,031,343      $11,237,214      $ 8,995,105      $ 5,167,916
                            ===========      ===========      ===========      ===========      ===========


Income from operations      $ 1,419,531      $ 1,092,447      $ 1,036,374      $   840,801      $   312,868
                            ===========      ===========      ===========      ===========      ===========


Net Income                  $   536,314      $   391,848      $   509,792      $   350,785      $   154,298
                            ===========      ===========      ===========      ===========      ===========


Weighted average
  number of common
  shares                      3,938,915        3,931,385        3,927,235        3,926,335        3,926,335
                            ===========      ===========      ===========      ===========      ===========


Earnings per share          $      .136      $      .100      $      .130      $      .089      $      .039
                            ===========      ===========      ===========      ===========      ===========

ITEM 6.   SELECTED STATEMENT OF OPERATIONS AND BALANCE SHEET DATA (Continued)


Selected statement of operations data:


                                                               June 30
                           -------------------------------------------------------------------------------
                              1995              1994            1993             1992             1991
                           -----------      -----------      -----------      -----------      -----------
Current Assets             $ 6,512,511      $ 5,971,107      $ 5,491,009      $ 5,829,603      $ 2,627,426


Current Liabilities          1,922,766        2,967,267        2,000,727        2,809,673          828,590
                           -----------      -----------      -----------      -----------      -----------


Working Capital            $ 4,589,745      $ 3,003,840      $ 3,490,282      $ 3,019,930      $ 1,798,836
                           ===========      ===========      ===========      ===========      ===========


Total Assets               $12,983,665      $ 9,765,891      $ 8,013,251      $ 8,535,421      $ 4,074,198
                           ===========      ===========      ===========      ===========      ===========


Long-Term Debt             $ 6,735,460      $ 3,046,168      $ 2,734,393      $ 2,959,504      $   830,149
                           ===========      ===========      ===========      ===========      ===========


Deferred Income Taxes      $   174,864      $   139,445      $    58,798      $    58,798      $    58,798
                           ===========      ===========      ===========      ===========      ===========


Shareholders' Equity       $ 4,150,575      $ 3,613,011      $ 3,219,333      $ 2,707,446      $ 2,291,439
                           ===========      ===========      ===========      ===========      ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Summary

         The following table sets forth for the periods indicated (i) percentages which certain items reflected in the financial data bear to net sales of the Company and (ii) the percentage increase (decrease) of such items as compared to the indicated prior period:

                                                 Percentage
                                                Relationship                       Increase
                                                to Net Sales                      (Decrease)
                                       /----------------------------/         /-----------------/
                                        1995        1994        1993          1995-94    1994-93
Sales
 Dental and consumable supplies         62.29       64.39       61.16           14.6      (6.0)

 Commercial abrasive materials          37.71       35.61       38.84           25.4     (18.2)
                                       ------      ------      ------
                                       100.00      100.00      100.00           18.4     (10.7)

Cost of Sales                           59.1        56.7        57.9            23.4     (12.5)
                                       ------      ------      ------
Gross Profit                            40.9        43.3        42.1            12.0      (8.3)

Operating Expenses                      28.9        32.4        32.9            (5.9)    (12.2)
                                       ------      ------      ------
Income from operations                  12.0        10.9         9.2            29.9       5.4

Net other (Expenses)                    (3.4)       (2.3)       (2.4)           74.8     (13.7)
                                       ------      ------      ------
Income before provision for
 income taxes and cumulative
 effect of change in accounting
 principle                               8.6         8.6         6.8

Provision for Income Taxes               4.0         4.1         2.3
                                       ------      ------      ------
Income before cumulative effect
 of change in accounting
 principle                               4.6         4.5         4.5

Cumulative effect of change
 in accounting principle                  --          .5          --
                                       ------      ------      ------
Net Income                               4.6         4.0         4.5
                                       ======      ======      ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations

         Year Ended June 30, 1995 Compared to Year Ended June 30, 1994

         Net sales increased $1,848,843. The increase in net sales is related to increased pricing, and more directly to increased unit sales in both our abrasive and dental divisions.

         Gross profit increased $518,935 and is directly related to the increased sales.

         Operating expenses increased $191,851 as a result of the increase in operating activity, increase in costs, as well as increases caused by the closing of the Philadelphia facility and opening of the new facilities.

         Interest expense increased $207,402 as a result of the increased long-term borrowings related to the two capital projects in fiscal year end June 30, 1995.

         Operating profit growth will be driven by new products, increased market demand (domestic and global) and economies of scale the Company is able to achieve based upon reaching a critical mass in sales volume. Sales and profit can be accelerated further by a synergistic acquisition and/or a strategic alliance which the Company is actively pursuing.

         All of our lines of business are in highly competitive markets with others, domestically and internationally, having greater resources. The dental domestic market remains relatively flat as the economic recession continues. Our abrasive division continues to enter new markets, however, our high tech products are subject to sale swings as a result of technological changes as well as purchasing practices by our customers. We are not aware of any conditions in the purchasing of raw material and/or labor markets that can effect the profitability of the Company. There is continued need for sales growth as a result of putting in line new facilities and equipment, inflationary costs, and general operating expense increases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations

         Year Ended June 30, 1994 Compared to Year Ended June 30, 1993

         Net sales decreased $1,205,871. The reduction in net sales is related to the dental inventory liquidation placed in the market by the Receiver in the bankruptcy of Healthco International, the world's largest dental dealer. We believe this process is completed and the Healthco customer base has been absorbed by other dental dealers. In addition, our abrasive sales were reduced as a result of a technology change of one of our high tech customers. These two factors substantially impacted our net sales greater than the actual year to date comparisons.

         Gross profit decreased $393,596. This is a direct result of the decrease in net sales.

         Operating expenses decreased $449,669. Commission expenses and bad debts were less in the current year which were directly related to the decrease in net sales as explained above.

         Interest expense decreased $62,739. Lower rates and less debt through the fiscal year account for this change.

         Operating profit growth will be driven by new products, increased market demand (domestic and global) and economies of scale the Company is able to achieve based upon reaching a critical mass in sales volume. Sales and profit can be accelerated further by a synergistic acquisition and/or a strategic alliance which the Company is actively pursuing.

         All of our company lines of business are in highly competitive markets with others, domestically and internationally, having greater resources. The dental market remains relatively flat as the economic recession continues. Our abrasive division continues to enter new markets, however, our high tech products are subject to sale swings as a result of technological changes as well as purchasing practices by our customers. We are not aware of any conditions in the purchasing of raw material and/or labor markets that can effect the profitability of the Company. There is continued need for sales growth as a result of putting in line new facilities and equipment, inflationary costs, and general operating expense increases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources

The Company uses a number of measures of liquidity for internal management purposes. These measures include working capital and activity ratios, all of which are set forth below:

                                                   Year Ended June 30
                                       -------------------------------------
                                        1995            1994           1993
                                       ------          ------         ------

Working capital, the ability to meet short-term obligations:

         Working Capital             $4,589,745      $3,003,840     $3,490,282

         Working Capital Ratio           3.39:1          2.01:1         2.74:1

Activity ratios, which should be helpful in evaluating liquidity:

         Calendar days to convert sales
                to cash                      60              58             61

         Inventory turnover                2.33            2.07           2.50

         Inventory as a percent of
       working capital                     70.1            93.8           76.8

         Sales to working capital          2.59            3.34           3.22


The Company's working capital at June 30, 1995 was $4,589,745 compared to $3,003,840, in 1994 representing an increase in the amount of $1,585,905. The component differences are reflected in the statement in cash flows.

Current assets increased $541,404 and current liabilities decreased
$1,044,501.

During the fiscal years 1993 and 1994 the primary use of funds was the acquisition of additional equipment and lease of additional facilities located in Emigsville, Pennsylvania. This facility produced dental supplies under the name Moyco/Union Broach. During 1994, capital projects were commenced in Montgomeryville and York, Pennsylvania requiring additional funds. These projects were completed in the fiscal year ended June 30, 1995.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Responsibility for Preparation of Financial Statements:

The management of Moyco Industries, Inc. is responsible for the integrity and objectivity of the financial statements. The financial statements and related notes were prepared by the Company using generally accepted accounting principles which were considered appropriate for the circumstances and necessarily include amounts based upon our best estimates and judgment. Financial data found elsewhere in this Annual Report is consistent with these financial statements.

                                  [LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Moyco Industries, Inc.

                  We have audited the balance sheets of Moyco Industries, Inc. as of June 30, 1995 and 1994 and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years ended June 30, 1995. Our audits also included the financial statement schedule on page 38. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moyco Industries, Inc. as of June 30, 1995 and 1994, and the results of its operations, and its cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                  As described in Note 7 to the financial statements, the company changed its method of accounting for income taxes as required by the provisions of Statements of Financial Accounting Standards No. 109.





Philadelphia, Pennsylvania
August 25, 1995,
except for Note 14,
which is dated August 29, 1995

                             MOYCO INDUSTRIES, INC.

                                 BALANCE SHEETS

                                 ASSETS (Note 3)

                                                                June 30
                                                       ------------------------
                                                           1995          1994
                                                       -----------   -----------
Current Assets
  Cash and Cash Equivalents                            $ 1,097,323   $ 1,447,565
  Accounts receivable, net of allowance for doubtful
    accounts of $78,990 in 1995 and $58,990 in 1994      1,932,913     1,672,346
  Note Receivable-trade                                     41,051          -
  Other Receivable                                         198,000          -
  Inventories (Note 2)                                   3,218,077     2,818,774
  Prepaid expenses                                          25,147        32,422
                                                       -----------   -----------

                  Total Current Assets                   6,512,511     5,971,107
                                                       -----------   -----------

Property, Plant and Equipment
  Land                                                     452,433       100,000
  Buildings and improvements                             4,172,201     1,648,469
  Automotive equipment                                      48,511        48,511
  Machinery and equipment                                4,586,844     3,989,021
  Furniture and fixtures                                   503,450       411,410
  Construction in progress                                    -        1,038,067
                                                       -----------   -----------
                                                         9,763,439     7,235,478

  Less:  Accumulated Depreciation                        3,771,798     3,951,760
                                                       -----------   -----------

                  Net Property, Plant and Equipment      5,991,641     3,283,718
                                                       -----------   -----------

Other Assets
  Unamortized patents and trademarks, net of
    accumulated amortization of $48,309 in 1995
    and $41,056 in 1994                                      7,253        14,506
  Unamortized mortgage costs, net of accumulated
    amortization of $35,243 in 1995 and $31,811
    in 1994                                                 29,702        11,901
  Deposits                                                 419,898       466,497
  Cash surrender value - officers life insurance            22,660        18,162
                                                       -----------   -----------

                  Total Other Assets                       479,513       511,066
                                                       -----------   -----------

                                    TOTAL ASSETS       $12,983,665   $ 9,765,891
                                                       ===========   ===========


See accompanying notes to financial statements.

                             MOYCO INDUSTRIES, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                June 30
                                                       -------------------------
                                                           1995           1994
                                                       -----------   -----------
Current Liabilities
    Current maturities of long-term debt (Note 3)      $   526,954    $2,090,671
    Accounts payable                                       963,231       285,287
    Accrued expenses:
      Payroll                                              194,556       173,435
      Interest                                              33,750        30,000
      Other                                                138,900       233,448
      Profit Sharing                                        15,000        25,000
      Income Tax                                            50,375       129,426
                                                       -----------   -----------

                  Total Current Liabilities              1,922,766     2,967,267
                                                       -----------   -----------


Long-term debt, net of current maturities (Note 3)       6,735,460     3,046,168

Net Deferred income taxes                                  174,864       139,445
                                                       -----------   -----------

                  Total Liabilities                      8,833,090     6,152,880
                                                       -----------   -----------


Shareholders' Equity
    Preferred stock, $.005 par value
      Authorized 2,500,000 shares,
      None issued
    Common stock, $.005 par value                           22,654        22,622
      Authorized 15,000,000 shares
      Issued 4,530,790 shares
    Additional paid-in capital                           3,038,892     3,037,674
    Retained Earnings                                    1,209,982       673,668



Less:  Treasury stock 591,875 shares in 1995 and
       593,005 shares in 1994 at cost                      120,953       120,953
                                                       -----------   -----------

            Total Shareholders' Equity                   4,150,575     3,613,011
                                                       -----------   -----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $12,983,665    $9,765,891
                                                       ===========   ===========




See accompanying notes to financial statements.

                             MOYCO INDUSTRIES, INC.

                            STATEMENTS OF OPERATIONS

                                                    Year Ended June 30
                                         -------------------------------------
                                            1995          1994           1993
                                         -----------   -----------  ------------
Net Sales (Note 5)                       $11,880,186   $10,031,343  $11,237,214

Cost of Sales                              7,022,454     5,692,546    6,504,821
                                         -----------   -----------  -----------
Gross Profit (Note 5)                      4,857,732     4,338,797    4,732,393

Operating Expenses                         3,438,201     3,246,350    3,696,019
                                         -----------   -----------  -----------
Income from operations                     1,419,531     1,092,447    1,036,374
                                         -----------   -----------  -----------
Other income (Expense)
  Interest Expense (Note 18)                (435,174)     (227,772)    (290,511)
  Other Income (Expense)                     126,623        42,750       22,175
  Donation of Building (Note 17)             (96,322)         -            -
  Casualty Loss                                 -          (46,571)        -
                                         -----------   -----------  -----------

Net Other (Expenses)                        (404,873)     (231,593)    (268,336)
                                         -----------   -----------  -----------

Income before provision for
  income taxes and cumulative effect
    of change in accounting principle      1,014,658       860,854      768,038
                                         -----------   -----------   ----------

Provision for income taxes (Note 7)
  Current                                    442,925       388,359      258,246
  Deferred                                    35,419        20,479          -
                                         -----------   -----------  -----------

                                             478,344       408,838      258,246
                                         -----------   -----------  -----------

Income before effect of change
  in accounting principle                    536,314       452,016      509,792
Cumulative effect of change
  in accounting principle (Note 7)              -           60,168          -
                                         -----------   -----------  -----------
Net Income                               $   536,314   $   391,848  $   509,792
                                         ===========   ===========  ===========
Earnings per common share
  before cumulative effect of change
  in accounting principle                      $.136         $.120        $.130

Cumulative effect of change
  in accounting principle                      -              .020          -
                                          ----------   -----------  -----------

Net Earnings Per Common Share                  $.136         $.100        $.130
                                          ==========   ===========  ===========

Weighted average number of
 common shares                             3,938,915     3,931,385    3,927,235
                                          ==========   ===========  ===========


See accompanying notes to financial statements.

                             MOYCO INDUSTRIES, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993






                      Number of Shares                         Amounts
                     -----------------      ----------------------------------------------
                                                        Additional    Retained
                    Common     Treasury     Common      Paid In      Earnings    Treasury
                    Stock       Stock       Stock       Capital      (Deficit)    Stock
                    ----------------------------------------------------------------------

June 30, 1992       4,519,340   593,005     $22,597    $3,033,774   ($227,972)  ($120,953)
-------------
Net income                                                            509,792
Reclassifications              (  1,800)                    1,728                     367
                    ---------   -------     -------    ----------  ----------   ---------

June 30, 1993       4,519,340   591,205      22,597     3,035,502     281,820   ( 120,586)
-------------
Net income                                                            391,848
 Employee
  Common stock
  Options exercised     2,100                    11         1,814
Reclassifications       2,950     1,800          14           358               (     367)
                    ---------   -------     -------    ----------  ----------   ---------

June 30, 1994       4,524,390   593,005      22,622     3,037,674     673,668   ( 120,953)
-------------
Net income                                                            536,314
 Employee
  Common stock
  Options exercised     1,500                     8         1,242
Reclassifications       4,900  (  1,130)         24   (        24)
                    ---------   -------     -------    ----------  ----------   ---------
JUNE 30, 1995       4,530,790   591,875     $22,654    $3,038,892  $1,209,982   ($120,953)
-------------       =========   =======     =======    ==========  ==========   =========






See accompanying notes to financial statements.

                                  Page 17 to 40


                             MOYCO INDUSTRIES, INC.

                            STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993


                                                     1995         1994          1993
Cash flows from operating activities
  Net income                                      $  536,314   $  391,848   $  509,792
   Adjustments to reconcile net income to
   net cash provided by operating activities
     Provision for bad debt allowance                 20,000         -            -
     Depreciation and amortization                   542,062      428,916      393,343
     (Gain) Loss on sale of Equipment            (    15,489)        -          27,638
     Donation of Building                             96,322         -            -
     Cash Value-Officers Life Insurance          (     4,498) (    18,162)        -
     Decrease in deferred tax asset                    8,484  (    24,007)        -
     Increase in deferred tax liability               26,935      104,654         -
     (Increase) Decrease in accounts receivable  (   280,567) (    33,667)     478,237
     (Increase) Decrease in note receivable-trade(    41,051)        -            -
     (Increase) Decrease in other receivable     (   198,000)        -            -
     (Increase) Decrease in inventory            (   399,303) (   138,106) (   164,574)
     (Increase) Decrease in prepaid expenses           7,275  (     1,550) (    27,350)
     (Increase) Decrease in deposits                  46,599  (   318,451) (   146,408)
      Increase (Decrease) in accounts payable        677,944  (   148,222) (   336,380)
      Increase (Decrease) in accrued expenses    (   158,728)     254,501  (   225,033)
                                                  ----------   ----------   ----------


Net Cash Provided by Operating Activities            864,299      497,754      509,265
                                                  ----------   ----------   ----------


Cash flows from investing activities
   Expenditures for property, plant & equipment  ( 3,342,633) ( 1,364,845) (   147,497)
   Mortgage Costs                                (    21,233)        -            -
   Proceeds from Sale of Equipment                    22,500         -          56,500
                                                  ----------   ----------   ----------


Net Cash (Used) in Financing Activities          ( 3,341,366) ( 1,364,845) (    90,997)
                                                  ----------   ----------   ----------

Cash flows from financing activities
   Exercise of Stock Option                            1,250        1,830        2,095
   Proceeds from long-term debt                    5,380,978    1,443,845  (   472,644)
   Reduction of long-term debt                   ( 3,255,403) (   271,809)        -
                                                  ----------   ----------   ----------

Net Cash provided by (Used) in financing
  activities                                       2,126,825    1,173,866  (   470,549)

Net Increase (Decrease) in cash and
   cash equivalents                              (   350,242)     306,775  (    52,281)

Cash and Cash Equivalents, Beginning of Period     1,447,565    1,140,790    1,193,071
                                                  ----------   ----------   ----------

Cash and Cash Equivalents, End of Period          $1,097,323   $1,447,565   $1,140,790
                                                  ==========   ==========   ==========
SUPPLEMENTAL DISCLOSURES:

     Interest Paid                                $  501,649   $  227,772   $  290,511
                                                  ----------   ----------   ----------
     Income Taxes Paid                            $  521,976   $  331,920   $  378,405
                                                  ----------   ----------   ----------
   Interest paid in 1995 included capitalized interest of $70,225.

See accompanying notes to financial statements.

                             MOYCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994


Note 1:           Summary of Significant Accounting Policies

                  Nature of Business

                  The Company manufactures dental waxes, dental supplies, endodontic material and equipment, pharmaceuticals, precision abrasives, commercial abrasives, and is a repacker of other disposable products for commercial and industrial use and sells to both domestic and international customers.

                  Principles of Accounting

                  Cash and Cash Equivalents

                  The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                  Valuation of Inventories

                  Inventories are stated at the lower of cost or market. Costs of raw materials and cartons are determined by the first-in, first-out method. Labor and overhead included in work-in-process and finished goods are determined at average cost.

                  Depreciation

                  Depreciation is computed by the straight-line method over the assets expected useful lives as follows:

                                Building and Improvements         10-25 Years
                                Machinery, Equipment, Furniture
                                 and Fixtures                      5-10 Years
                                Automotive Equipment                  3 Years

                  Depreciation charged to expense for the years ended June 30, 1995, 1994, and 1993 was $531,376, $418,891, and $382,372
                  respectively.

                  Patents and Trademarks

                  The costs of patents and trademarks are capitalized and amortized to operations over their estimated useful lives or statutory lives, whichever is shorter. Amortization is computed by the straight-line method.

                  Mortgage Costs

                  Mortgage costs are being amortized over the terms of the related mortgages.

                  Income Taxes

                  The Company currently accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Prior to fiscal 1994, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11. The cumulative effect of this change in accounting principle decreased net earnings for fiscal 1994 by $60,168 as discussed in Note 7.

                             MOYCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994


Note 1:           Summary of Significant Accounting Policies (Continued)

                  Reclassifications

                  Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

                  Research and Development

                  Research and development costs are charged to expense as incurred. The amounts charged for the years ended June 30, 1995, 1994, and 1993 were $35,718, $19,583, and $3,493, respectively.

                  Earnings Per Common Share

                  Earnings per common share have been computed by dividing earnings for each year by the weighted average number of common shares outstanding during each period.

                  Advertising Costs

                  Advertising costs are charged to expense as incurred. The amounts charged for the years ended June 30, 1995, 1994, and 1993 were $251,984, $243,748, and $245,069, respectively.


Note 2:           Inventories

                  The components of inventories are as follows:

                                                               June 30
                                                     ------------------------
                                                          1995          1994
                                                     -----------   ----------
                      Raw materials                  $  813,185    $  792,493
                      Work-in-process                   755,992       668,234
                      Finished goods                  1,477,032     1,208,648
                      Cartons                           171,868       149,399
                                                     ----------    ----------
                                                     $3,218,077    $2,818,774
                                                     ==========    ==========

                             MOYCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994



Note 3:           Long-Term Debt

                  Long-term debt is summarized as follows:

                                                                         JUNE 30
                                                                --------------------------
                  Mortgages Payable                                1995           1994
                  Banks                                         -----------    -----------

                  Mortgage payable in monthly
                  installments of $6,569, including
                  interest at .85% of prime (not to
                  exceed 15% or be below 8.5%), which
                  matures in August 2001.  Rate at June
                  30, 1995 was 8.50%.                            $  351,260     $  391,755

                  Mortgage payable in monthly
                  installments of $5,053 including
                  interest at 8.75% for five years and
                  at prime plus 1% for the remaining
                  term through maturity December 1, 2009.           496,805           -

                  Mortgage payable in monthly installments
                  of $14,950 including interest at 9.25%
                  for five years and at prime plus 1%
                  for the remaining term through maturity
                  May 1, 2010.                                    1,448,847           -

                  Mortgages Payable
                  Municipal Authorities

                  Mortgage payable in 180 monthly
                  installments of $1,952, including interest
                  at 2% which matures April 1, 2010.                295,200           -

                  Mortgage payable in 180 monthly
                  installments of $6,371, including interest
                  at 2% which matures July 1, 2010.                 990,126           -

                  Other

                  Note payable due December 31, 1997 with
                  monthly interest only payments at prime
                  beginning July 1995 until maturity.               350,000           -

                  Commercial Term Note payable, interest only
                  payments at prime plus 1% through October
                  31, 1994 then sixty monthly installments of
                  $12,500 plus interest.  Rate at June 30,
                  1994 was 8.25%.                                      -           750,000

                  Note payable in monthly installments of
                  $2,917, including interest at prime plus
                  .75%.  Rate at June 30, 1994 was 8%.                 -            84,573

                  Construction loan payable dated April 27,
                  1994 Interest only payments until Principal
                  due January 27, 1995.  Interest rate of prime
                  plus 1%.  Interest at June 30, 1994 was 8.25%
                  loan was converted to two mortgages payable in
                  December 1994.                                       -           467,827


                                 Page 21 of 40

                             MOYCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994



Note 3:       Long-Term Debt (Continued)

                  Construction loan payable dated April 27,
                  1994 Interest only payments until Principal
                  due January 27, 1995.  Interest rate of prime
                  plus 1%.  Interest at June 30, 1994 was 8.25%.
                  Loan was converted to two mortgages payable
                  in May 1995.                                      $     -      $  185,783

                  Auto loan payable in forty-eight monthly
                  installments of $838 plus interest at 7.75%.          30,176       40,235


                  Commercial term note payable in monthly
                  installments of $30,000 plus interest
                  at prime rate plus 1/2% beginning
                  August 1, 1995 which matures August 1, 2000.       1,800,000         -

                  Credit line payable dated December 31, 1991.
                  Interest rate of prime plus 1%.  Rate at
                  June 30, 1995 was 8.25%.  Due on demand.                -       1,000,000

                  Commercial Term Note payable in monthly
                  payments of $8,333 thru January 1994 and $16,667
                  thereafter.  Interest rate is prime plus 1%.
                  Rate at June 30, 1994 was 8.25%.                        -         716,666

                  Note payable in quarterly interest-only payments
                  through 1996.  Thereafter, twenty equal quarterly
                  payments including principal and interest at
                  prime.  (interest rate not to exceed 10% or be
                  below 8%).  Rate at June 30, 1995 was 9%.
                  Subordinated to prime lender.                      1,500,000    1,500,000
                                                                   -----------  -----------
                                                                     7,262,414    5,136,839
                                                                   -----------  -----------
                  Less:  Current Maturities                        (   526,954) ( 2,090,671)
                                                                   -----------  -----------
                                                                    $6,735,460   $3,046,168
                                                                   ===========  ===========


                  Substantially all of the Company's assets are pledged as collateral for the long-term debt.

                  As of June 30, 1995 long-term debt matures as follows:

                        Twelve Months Ending June 30,

                        1996              $  526,954
                        1997                 719,136
                        1998               1,231,908
                        1999                 885,298
                        2000                 899,479
                    Thereafter             2,999,639
                                          ----------
                                          $7,262,414
                                          ==========

                             MOYCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994



Note 4:           Employee Benefit Plans

                  Effective July 1, 1979, the Company adopted a non-contributory profit sharing plan for it's eligible employees. The contribution to the plan is determined on an annual basis by the Board of Directors and cannot exceed the maximum amount which would constitute an allowable deduction for federal income tax purposes. The contribution expense for the years ended June 30, 1995, 1994 and 1993 was $15,000, $25,000 and
                  $25,000, respectively.

                  In addition to the above, on January 1, 1985 Moyco's Board of Directors established a tax deferred employee savings and protection plan under Section 401(K) of the Internal Revenue Code for all eligible employees. This plan allows employees to contribute between 3% and 10% of their salary, including overtime pay, bonus and commissions to the plan and these contributions are not subject to current federal income taxes. The Company will contribute 50% of the employee's contribution, to a maximum of 6% of the employee's salary subject to the deferral limit (IRC Sec. 401 (a)(30)). Participants are at all times fully vested in their contributions and the Company contributions become vested to the participant at various percentages based on the employee's years of service with 20% vested after three years of service and 20% for each year thereafter.

                  The Company's contribution aggregated $62,220, $58,606, and $44,919 for the years ended June 30, 1995, 1994, and 1993 respectively.

Note 5:           Business Segments

                  The Company operates within two business segments: dental supplies and precision abrasives. Through its dental supplies division the Company manufactures and sells dental supplies such as waxes, abrasives, medicaments, sundry dental items and endodontic materials and equipment. Through its precision abrasive division the Company manufactures and sells commercial abrasive materials and fine polishing agents.

                  Financial information concerning the operations in each of the Company's business segments for the years ended June 30, 1995, 1994 and 1993 is as follows:

                                                                   Year Ended June 30
                                                    --------------------------------------------
                                                        1995             1994           1993
                                                    ------------     -----------    ------------
                   Sales
                    Domestic and U.S. Government
                     Customers
                      Dental Supplies               $ 6,624,273     $ 5,817,816    $ 6,145,188
                      Precision Abrasives             4,074,581       3,250,837      4,201,064
                    International customers
                      Dental Supplies                   775,495         641,272        627,510
                      Precision Abrasives               405,837         321,418        263,452
                                                    -----------     -----------    -----------
                                                    $11,880,186     $10,031,343    $11,237,214
                                                    ===========     ===========    ===========

                             MOYCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994

Note 5:           Business Segments  (Continued)

                                                                Year Ended June 30
                                                  -------------------------------------------
                                                     1995             1994            1993
                                                  -----------      -----------     ----------
                  Gross Profit
                  Dental Supplies                 $ 3,487,510      $ 3,344,223     $3,273,489
                  Commercial abrasive materials     1,370,222          994,574      1,458,904
                                                  -----------      -----------     ----------

                                                    4,857,732        4,338,797      4,732,393
                  Operating expenses                3,438,201        3,246,350      3,696,019
                                                  -----------      -----------     ----------

                  Income from operations          $ 1,419,531      $ 1,092,447     $1,036,374
                                                  ===========      ===========     ==========

                  Identifiable Assets
                  Corporate                       $ 1,799,983      $ 1,991,053     $1,356,140
                  Dental Supplies                   7,570,516        5,262,739      4,771,945
                  Commercial Montgomeryville
                    abrasive materials              3,613,166        2,512,099      1,885,166
                                                  -----------      -----------     ----------

                                                  $12,983,665      $ 9,765,891     $8,013,251
                                                  ===========      ===========     ==========

                  Depreciation expense
                  Dental Supplies                 $   367,747      $   316,528     $  294,472
                  Commercial abrasive materials       163,629          102,363         87,900
                                                  -----------      -----------     ----------

                                                  $   531,376      $   418,891     $  382,372
                                                  ===========      ===========     ==========

                  Capital expenditures
                  Dental Supplies                 $ 2,254,105      $   735,346     $   71,861
                  Commercial abrasive materials     1,088,528          629,499         75,636
                                                  -----------      -----------     ----------

                                                  $ 3,342,633      $ 1,364,845     $  147,497
                                                  ===========      ===========     ==========

       For the years ended June 30, 1995, 1994 and 1993 net sales to various agencies of the U.S. Government represented 1% of the Company's total net sales.

                             MOYCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994





Note 6:         Quarterly Results (Unaudited)

                The following tables summarize quarterly financial data for the fiscal year's ended June 30, 1995 and 1994:

                                                     1995
                           -----------------------------------------------------------
                              First      Second      Third      Fourth       Total
                             Quarter     Quarter     Quarter     Quarter      Year
                           ----------  ----------  ----------  ----------  -----------
Year ended June 30, 1995
  Net Sales                $2,839,429  $2,867,621  $2,875,029  $3,298,107  $11,880,186
  Cost of Sales (*)         1,647,107   1,790,020   1,641,438   1,943,889    7,022,454
                           ----------  ----------  ----------  ----------  -----------

  Gross Profit              1,192,322   1,077,601   1,233,591   1,354,218    4,857,732
  Operating Expenses          835,186     788,662     861,413     952,940    3,438,201
                           ----------  ----------  ----------  ----------  -----------

Income from operations        357,136     288,939     372,178     401,278    1,419,531

Other (expense) income
  Interest (expense)         (103,919)    (59,010)   (121,519)   (150,726)    (435,174)
  Other income                 49,178       8,398      47,998      21,049      126,623
  Donation of Building           -           -        (96,322)       -         (96,322)

Less provision for income
  taxes                       127,263      98,350     131,082     121,649      478,344
                           ----------  ----------  ----------  ----------  -----------


Net Income                 $  175,132  $  139,977  $   71,253  $  149,952  $   536,314
                           ==========  ==========  ==========  ==========  ===========

Earnings per share           $ .04        $ .04       $ .02       $ .04        $ .14
                             =====        =====       =====       =====        =====



                             MOYCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994



Note 6:           Quarterly Results (Unaudited) (Continued)



                                                      1994
                           -----------------------------------------------------------
                              First      Second       Third      Fourth       Total
                             Quarter     Quarter     Quarter     Quarter      Year
                           ----------  ----------  ----------  ----------  -----------
Year ended June 30, 1994
 Net Sales                 $2,281,044  $2,734,922  $2,365,433  $2,649,944  $10,031,343
 Cost of Sales (*)          1,378,321   1,691,086   1,442,591   1,180,548    5,692,546
                           ----------  ----------  ----------  ----------  -----------

 Gross Profit                 902,723   1,043,836     922,842   1,469,396    4,338,797
 Operating Expenses           752,338     799,348     765,915     928,749    3,246,350
                           ----------  ----------  ----------  ----------  -----------

Income from operations        150,385     244,488     156,927     540,647    1,092,447

Other (expense) Income
  Interest Expense            (66,711)    (33,322)    (97,662)    (30,077)    (227,772)
  Other Income                  9,786         840      10,938      21,186       42,750
  Casualty Loss                  -           -           -        (46,571)     (46,571)

Less provision for
  Income Taxes and
  cumulative effect of
  change in accounting
  principle                    39,246      89,310      29,544     310,906      469,006
                           ----------  ----------  ----------  ----------  -----------

Net Income                 $   54,214  $  122,696  $   40,659  $  174,279  $   391,848
                           ==========  ==========  ==========  ==========  ===========
Earnings per share            $ .01       $ .03       $ .01       $ .05        $ .10
                              =====       =====       =====       =====        =====



       * During the current year, the first three quarters' inventory computation was based on the prior year's gross profit percentages, which overall was 43.3%. The year end actual inventory valuation resulted in a 40.9% gross profit percentage. Therefore, fourth quarter results reflect the entire years percentage decrease. The gross profit percentage decrease was a result of increased costs due to expansion and construction of two facilities in the year ended June 30, 1995.

                             MOYCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1995, 1994 AND 1993




Note 7:      Income Taxes

             The provision for income taxes consists of the following:

                                               1995        1994        1993
                                             --------    --------    --------
             Currently payable:
               Federal (net of tax credits)  $314,442    $275,215    $183,076
               State                          128,483     113,144      75,170
                                             --------    --------    --------

                                              442,925     388,359     258,246
                                             --------    --------    --------

               Deferred:                       35,419      20,479        -
                                             --------    --------    --------

               Income taxes before cumulative
                effect of accounting change  $478,344    $408,838    $258,246
                                             ========    ========    ========

               Deferred income taxes result from the tax effect of transactions which are recognized in different periods for financial and tax reporting purposes. Significant components of deferred income taxes and their related impact on deferred income tax expense are as follows:

                                               1995        1994        1993
                                             --------    --------    --------

               Cumulative effect of
                accounting change           $   -        $ 60,168    $   -
               Accelerated depreciation        26,935      44,486   (   6,185)
               Contributions carry over     (     333)        -          -
               Other                            8,817   (  24,007)      6,185
                                             --------    --------    --------

                                             $ 35,419    $ 80,647    $   -
                                             ========    ========    ========

               A reconciliation of the U.S. Federal Income Tax rate to the effective income tax rate is as follows:

                                                1995        1994        1993
                                                ----        ----        ----
               Federal taxes at graduated
                 rates from 15% to 39%          31.0%       32.0%       23.8%
                                                =====       =====       =====
               State taxes                      12.7%       13.1%        9.8%
                                                =====       =====       =====

                  Effective income tax rate     43.7%       45.1%       33.6%
                                                =====       =====       =====


               Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. The cumulative effect of the change in accounting principle amounted to $60,168 and is included in determining net income for year ended June 30, 1994. Financial statements for prior years have not been restated.

                             MOYCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1995 AND 1994






Note 8:        Commitments and Contingencies

               There are no material pending or contemplated legal proceedings against the Company or of which any of its property is subject.


Note 9:        Shareholders' Equity

               On December 17, 1986, the shareholders approved an increase in the authorized capital to 15,000,000 shares of common stock and 2,500,000 shares of preferred stock, each with a par value of $.005 per share, and authorized the shares of preferred stock to be issued in one or more classes, and in one or more series within a class, with such voting rights, designations, powers, preferences, qualifications, privileges, limitations, options, conversion rights, restrictions and other special rights as may be established from time to time by resolution of the board of directors of the Company at or prior to the time of issuance of shares of such class or series.

               Subsequent to June 30, 1995 the aggregate market value of the outstanding common shares increased significantly.


Note 10:       Notes Payable, Bank

               The Company has an unsecured line of credit with a Bank in the amount of $2,000,000 with interest of 1% above the bank's prevailing prime interest rate. There was 0 and $1,000,000 drawn upon the line of credit at June 30, 1995 and 1994 respectively. This line of credit matures October 31, 1995.


Note 11:       Letters of Credit - Bank

               The Company has two letters of credit with a bank. $50,000 issued December 6, 1994 expiring December 6, 1997, $100,000 issued May 1, 1995 expiring May 2, 1996 whose beneficiaries are the Montgomery County Industrial Authority and the Pennsylvania Industrial Development Authority. The beneficiaries are both holders of mortgages on part of the Company's buildings. At June 30, 1995 there were no funds drawn on these letters of credit.

                             MOYCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994




Note 12:       Bad Debt

               On June 9, 1993 Healthco International, Inc. a major customer of Moyco Industries Inc. filed for bankruptcy under Chapter 11 of the Bankruptcy code. Moyco has determined that the amount due from Healthco International, Inc. is noncollectible and accordingly the balance due at June 30, 1993 of $212,109 has been written off.


Note 13:       Legal Proceedings

               The Company has filed suit against two defendants in one action for patent infringement. The proceedings are continuing and the Company's attorneys were not able to estimate the likelihood of the outcome in this matter.


Note 14:       Subsequent Events

               The Company filed a civil suit in July of 1995 against a research and development company for breach of express contract, and fraud and misrepresentation. The company seeks to recover the amount paid of $25,000 per the contract and $500,000 to recover economic losses associated with the nonperformance of this contract, plus interest, the cost of the suit, and attorneys fees. As of August 25, 1995 the outcome of this suit could not be determined.

               The Company signed a letter of intent with Integrated Process Equipment, Corporation, (IPEC) towards an exclusive distribution and representation agreement dated August 29, 1995. The agreement provides that Moyco will manufacture and/or distribute for IPEC and its Customers a proprietary tungsten abrasive slurry used in a state of the art chemical mechanical polishing tungsten process system developed by IPEC, which employs IPEC equipment and Moyco abrasive slurries to polish semiconductors.

               On July 11, 1995 the Company signed a letter of intent to acquire the assets of a Dental Products Company with approximately $500,000 in annual sales. The purchase price will be based on current assets, net fixed assets less liabilities for cash outlay, plus shares of Moyco Industries, Inc. common stock, the number of which is to be negotiated, for intellectual property, patents, trademarks, and "know how". The assets stated above are subject to due diligence evaluation not yet begun.

                             MOYCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994


Note 15:       Stock Option

               The Company adopted an incentive stock option plan on October 30, 1992. The plan provides that key employees and directors may be awarded options not to exceed 200,000 shares of the Company's stock. Under the plans, options are granted at a price not less than the fair market value at the grant date and generally become exercisable upon date of grant. In all cases, options expire ten years after grant. Of the total shares authorized for issuance, 93,500 shares had been granted and 6,400 shares have been exercised. During the year 1,600 shares of those granted were cancelled.

               The following summarizes the stock option transactions during the year ended June 30, 1995.

                    Outstanding                                        Outstanding
                   July 1, 1994    Granted    Exercised   Cancelled   June 30, 1995
-----------------------------------------------------------------------------------
Shares under Option I  73,100        -          1,000       1,000        71,100

Option price              .75        -            .75        -              .75

Shares under
  Option II            14,500       1,000         500         600        14,400

Option Price             1.00        1.00        1.00        -             1.00


               Shares available for future grant were 108,100 shares at June 30, 1995.


Note 16:       Concentration of Credit Risk

               The Company had funds in one bank in excess of federally insured limits of $876,351 at June 30, 1995.


Note 17:       Building Donation

               In March 1995 the Company donated its Philadelphia building to a qualified charity. At the time of the donation the book value of the building was $96,323 which is reflected in these financial statements as donation expense as part of other expense. The fair market value of the building was appraised at $125,000 at the time of the donation.


Note 18:       Capitalized Interest

               The Company capitalized $70,225 of interest costs paid as part of their two construction projects completed during the year ended June 30, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               NONE

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(1)            Executive Officers of the Registrant:


               (a) The names, ages and positions with the Registrant of all of the executive officers of the Registrant, none of whom are related by blood, marriage or adoption to each other, are as follows:


                        Name                 Age          Position with the Registrant
                        ----                 ---          ----------------------------
                  Marvin E. Sternberg         61       Chairman of the Board and President


                  Jerome Lipkin               61                 Vice-President


                  William Woodhead            58               Secretary/Treasurer


               (b) The executive officers hold their respective offices until the first meeting of newly elected directors following the next annual meeting of the Company and the election of successor officer unless otherwise terminated by the Board of Directors.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  (Continued)


               (c) The following is a brief account of the business experience of the executive officers of the Registrant:


                   Mr. Marvin E. Sternberg joined the Registrant in March of
               1974, as a Management Consultant and was elected President of the Registrant on August 9, 1974. From 1965 to 1973, Mr. Sternberg was Trustee and Operating Officer for the Robinson Trust, Philadelphia, Pennsylvania. From 1965 to present, Mr. Sternberg has been a partner and/or director in a number of other companies in the Philadelphia, Pennsylvania and Fort Lauderdale, Florida areas.


                   Mr. Jerome Lipkin joined the Registrant on June 12, 1974 as assistant to the Vice-President. He was elected to Vice-President in charge of operations on March 20, 1978.


                   Mr. William Woodhead joined the Registrant on January 7, 1985 as Controller. He was elected Secretary/Treasurer on December 18, 1985.


(2)            Directors of the Registrant:


               (a) The following table sets forth the name of each director of the Registrant and all offices presently held by him. The term of each director will expire on such date as the Annual Meeting of Shareholders is held and his successor is duly elected and qualified.


                         Name                  Age        Other Positions with Registrant
                         ----                  ---        -------------------------------
                  Marvin E. Sternberg           61      Chairman of the Board and President

                  Irvin Paul                    65                    None

                  Marvin Cravetz                58                    None

                  Jerome Lipkin                 61                Vice-President

                  William Woodhead              58              Secretary/Treasurer


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  (Continued)


(2)            Directors of the Registrant:  (Continued)

               (b) There are no family relationships between any director or executive officer of the Registrant.


                   Irvin Paul, D.D.S., has engaged in the practice of Dentistry, with offices in Upper Darby, Pennsylvania, for more than thirty years.


                   Marvin Cravetz, D.D.S., was engaged in the practice of
               Dentistry, with offices in Hatboro, Pennsylvania for more than twenty years.


                   The business experience of the other directors during the
               past six years is reported under Item 10(1) EXECUTIVE OFFICERS OF THE REGISTRANT.


Item 11.       EXECUTIVE COMPENSATION

               The following table shows for fiscal years ending June 30, 1995, 1994 and 1993, the cash compensation as well as certain other compensation paid to the named executive officers:

                           SUMMARY COMPENSATION TABLE


                                                                      |                                    |
                                                                      |      Long Term Compensation        |
                                                                      --------------------------------------
                                  Annual Compensation                 |          Awards          | Payouts |
                           ---------------------------------------------------------------------------------
                                                                      |                          |         |
                                                                      |               Securities |         |
                                                              Other   |                 Under-   |         |
            Name                                              Annual  |  Restricted     lying    |         | All Other
            and                                               Compen- |    Stock        Options/ |  LTPI   |   Compen-
            Principal                                         sation  |   Award(s)       SARs    | Payouts |   sation
            Position       Year    Salary ($)    Bonus ($)      ($)   |      ($)         (#)     |   ($)   |    ($)
            --------       ----    ----------    --------     ------      ---------    ----------  -------   ----------
       Marvin E. Sternberg                                            |                          |         |
         Chairman of the                                              |                          |         |
        Board & President  1995     $270,000           0          0   |        0            0    |  1,450  |   $4,620
                           1994      275,000           0          0   |        0            0    |  2,416  |    4,620
                           1993      252,000           0          0   |        0       10,000    |  2,409  |    4,620
          Jerome Lipkin                                               |                          |         |
          Vice-President   1995      103,200      10,000          0   |        0            0    |    630  |    4,448
                           1994       96,400      10,000          0   |        0            0    |  1,050  |    4,244
                           1993       94,750      10,000          0   |        0       10,000    |    944  |    4,194
                                                                      |                          |         |
        William Woodhead   1995       70,900      10,000      4,800   |        0            0    |    464  |    2,427
           Treasurer       1994       69,150      10,000      4,800   |        0            0    |    744  |    2,374
                           1993       61,550      10,000      4,800   |        0       10,000    |    644  |    2,146
                                                                      |                          |         |


ITEM 11.          EXECUTIVE COMPENSATION  (Continued)


         Profit Sharing Plan

                  Effective July 1, 1979, the Company adopted a non-contributory profit sharing plan for its employees who have completed one full year of service and have attained the age of 21. The contribution to the plan is determined on an annual basis by the Board of Directors and cannot exceed the maximum amount which will constitute an allowable deduction for federal income tax purposes and is based on the Company's profitability and shall be paid from the Company's net earnings and/or retained earnings. The Company's contributions shall be based on the ratio of each eligible employee's compensation for the year to total compensation for all eligible employees limited to the lesser of $36,875 or 25% of the eligible employee's compensation.

                  A participating employee's full account becomes payable upon normal retirement, or upon retirement at any age due to disability, or upon death to the employee's designated beneficiary. In the event employment is terminated before normal retirement, a portion of the Company's contribution is forfeited unless the employee has at least ten full years of service.

                  All officers and employee-directors participate in the program on the same terms as other salaried employees.

         Employee Savings Plan

                  Effective January 1, 1985 Moyco's Board of Directors established a tax deferred employee savings and protection plan under Section 401(K) of the Internal Revenue Code for all eligible employees. This plan allows an employee to contribute between 3% and 10% of his salary, including overtime pay, bonus and commissions, to the plan and these contributions are not subject to current federal income taxes. The Company will contribute 50% of the employee's contributions, to a maximum of 6% of the employee's salary subject to the deferral limit (IRC Sec. 401 (a)(30)). Participants are at all times fully vested in their contributions and the Company contributions become vested to the participant at various percentages based on the employee's years of service with 20% vested after three years of service and 20% for each year thereafter.

                  All officers and employee-directors participate in the program on the same terms as other salaried employees.

         Director Compensation

                  Directors do not receive any compensation for serving as directors.

         The following table shows stock options exercised and fiscal year end values for the named exective officers under the Moyco Industries, Inc. stock option plan. The plan does not permit the grant of stock appreciation rights ("SARs"). There have been no stock options granted in the current fiscal year.



               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values



                                                         Number of
                                                         Securities      Value of
                                                         Underlying      Unexercised
                                                         Unexercised     In-the-Money
                     Shares                              Options/SARs    Options/SARs
                     Acquired on       Value Realized    at FY-End (#)   at FY-End ($)
      Name           Exercise (#) (1)   ($) (2)          Exercisable     Exercisable(2)
      ----           ----------------  --------------    -------------   --------------
Marvin E. Sternberg            0            0               10,000          $20,900
Jerome Lipkin              1,000         $250                9,000          $18,810
William Woodhead               0            0               10,000          $20,900




          (1) Upon exercise of an option, the optionee must pay the exercise price in cash.
          (2) Represents the difference between the fair market value of the common stock underlying the option and the exercise price at exercise, or fiscal year-end, respectively.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               (a) The following table sets forth information as of June 30, 1995 with respect to any person who is known to the Registrant to be the beneficial owner of more than 5% of any class of Registrant's voting securities:

                                                      Shares           Percentage
                                                   Beneficially            of
            Title of Class   Name and Address         Owned               Class
            --------------   ----------------      ------------        ----------
             Common Stock    Marvin E. Sternberg   2,922,575 (1) (2)     74.19%
                             937 Mt. Pleasant Rd.
                             Bryn Mawr, PA  19010

                  (1) Of these shares 2,408,365 shares are held by Marvin E. Sternberg, legally and beneficially in his own name; 16,900 shares by Susan Sternberg, wife of said Marvin E. Sternberg, legally and beneficially in her own name; and 497,310 shares are held by said Susan Sternberg together with T. Allen Lipsky in trusts consisting of 165,770 shares each for the respective beneficial interests of Joseph S. Sternberg, Mark E. Sternberg and Janet L. Sternberg, children of said Marvin E. Sternberg and Susan Sternberg.

                  (2) None of Marvin E. Sternberg, Susan Sternberg or T. Allen Lipsky claim any beneficial interests in the shares herein described which are not reported here for his or her respective legal and beneficial interest.

                  (b) The following table sets forth information, as of June 30, 1995, as to each class of equity securities of the Registrant beneficially owned, directly or indirectly, by all directors and officers of the Registrant, as a group:


                                                        Shares Beneficially  Percentage
                  Title of Class  Beneficial Owner           Owned (1)        of Class
                  --------------  ----------------      -------------------  ------------
                  Common Stock    Marvin E. Sternberg        2,922,575         74.19%
                  Common Stock    Irvin Paul                      -
                  Common Stock    Marvin Cravetz                  -
                  Common Stock    Jerome Lipkin                125,200          3.18%
                  Common Stock    William Woodhead               2,725           .01%
                  Common Stock    All Officers and
                                   Directors (5 in number)   3,050,500         77.38%

                      (1)   Refer to Footnotes (1) and (2) of previous table.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                       No director or officer had any material interest, direct
                  or indirect, in any business transaction of the Company during the period July 1, 1994 through June 30, 1995, or in any such proposed transaction.

                                     PART IV





ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

                                                                      Page No.
                                                                      --------
(a)      1.       Financial statements

                  Included in Part II of this report

                 Report of independent certified public accountants       13
                 Balance sheets at June 30, 1995 and 1994                14-15
                 Statements of operations for the three years ended
                   June 30, 1995                                          16
                 Statements of changes in shareholders' equity for
                   the three years ended June 30, 1995                    17
                 Statements of cash flows for the three
                   years ended June 30, 1995                              18
                 Notes to financial statements                           19-30

         2.       Financial statement schedules

                  Included in Part IV of this report

                  For the three years ended June 30, 1995
                   Schedule II -  Valuation and qualifying accounts       38


(b)      1.       Exhibit I                                               39

         2.       Reports on Form 8-K - NONE


         All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in the financial statements or notes thereto.

                                                                   SCHEDULE VIII
                                                                   -------------

                             MOYCO INDUSTRIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                     FOR THE THREE YEARS ENDED JUNE 30, 1995

===============================================================================

  Column A          Column B       Column C         Column D        Column E
  --------          --------       ---------        --------        --------
                                   Additions
                    Balance        ---------                        Balance
                      at                             Accounts          at
                   Beginning      Charged to         Written         End of
                   of Period        Expense          Off (1)         Period
                   ---------      ----------         --------       -------
Allowance for
 doubtful
 receivables:


June 30, 1995      $58,990       $ 20,084          $     84          $78,990
                   =======       ========          ========          =======


June 30, 1994      $70,351       $   -             $ 11,361          $58,990
                   =======       ========          ========          =======



June 30, 1993      $70,351       $212,109          $212,109          $70,351
                   =======       ========          ========          =======












(1) Represents accounts written off against the reserve.

                                MOYCO INDUSTRIES
                                STOCK OPTION PLAN
                        FOR THE YEAR ENDED JUNE 30, 1995


EXHIBIT I


         The Company adopted an incentive stock option plan on October 30, 1992. The plan provides that key employees and directors may be awarded options not to exceed 200,000 shares of the Company's stock. Under the plans, options are granted at a price not less than the fair market value at the grant date and generally become exercisable upon date of grant. In all cases, options expire ten years after grant. Of the total shares authorized for issuance, 93,500 shares had been granted and 6,400 shares have been exercised. During the year 1,600 shares of those granted were cancelled.

         The following summarizes the stock option transactions during the year ended June 30, 1995.

                           Outstanding                                        Outstanding
                           July 1, 1994    Granted    Exercised   Cancelled   June 30, 1995
                           ------------    -------    ---------   ---------   -------------
Shares under Option I         73,100        -          1,000       1,000          71,100

Option price                     .75        -            .75        -                .75

Shares under
  Option II                   14,500       1,000         500         600          14,400

Option Price                    1.00        1.00        1.00        -               1.00


Shares available for future grant were 108,100 shares at June 30, 1995.

                                   SIGNATURES




       Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      MOYCO INDUSTRIES, INC.




                                      BY: /s/ Marvin E. Sternberg
                                          -------------------------------------
                                          Marvin E. Sternberg
                                          President and Chief Executive Officer
                                          Chairman of the Board


Dated: September 14, 1995
       ----------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Marvin E. Sternberg
-------------------------         President and Chief Executive Officer
Marvin E. Sternberg



                                             Dated: September 14, 1995
                                                    -------------------------


/s/ Jerome Lipkin
-------------------------         Vice President and Director
Jerome Lipkin                     Executive Officer



                                             Dated: September 14, 1995
                                                    -------------------------


/s/ William Woodhead
----------------------            Secretary/Treasurer and
William Woodhead                  Director



                                             Dated: September 14, 1995
                                                    -------------------------