Form 10-Q
period 1995-09-30
MOYCO INDUSTRIES INC
filed 1995-11-08
CIK 200533

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




Three Months Ended September 30, 1995             Commission File No. 0-4123


                             MOYCO INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Pennsylvania                                23-1697233
-----------------------------             ---------------------------------
(State or other Jurisdiction)             (IRS Employer Identification No.)



  200 Commerce Drive Montgomeryville, PA                      18936
---------------------------------------------------------------------------
*(Address of Principal Executive Offices)                    (Zip Code)


  200 Commerce Drive, Montgomeryville, PA                     18936
---------------------------------------------------------------------------
*(As of June 1995 Principal Executive Offices)

Registrant's telephone number, including area code:  (215) 855-4300

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     YES  X                                   NO
        -----                                   -----

On September 30, 1995, there were 4,009,415 shares of the Registrant's common stock outstanding.

Item 1.  Financial Information



                             MOYCO INDUSTRIES, INC.
                                 BALANCE SHEETS

                                                         September 30,
                                                             1995           June 30,
   ASSETS (Substantially Pledged) (Note 3)                (Unaudited)         1995
                                                         -------------      -------
Current Assets
  Cash (including cash equivalents of $0 at              $ 1,232,971    $ 1,097,323
    September 30, 1995 and June 30, 1995)
  Accounts receivable, net of doubtful account             1,855,112      1,932,913
    allowances of $78,990 at September 30, 1995
    and $78,990 at June 30, 1995)
  Note Receivable-Trade                                       32,980         41,051
  Other Receivable                                              -           198,000
  Inventories, estimated (Note 1 and 2)                    3,672,259      3,218,077
  Prepaid expenses                                            56,087         25,147
                                                         -----------    -----------
         Total Current Assets                              6,849,409      6,512,511
                                                         -----------    -----------

Property, Plant and Equipment
  Land                                                       452,433        452,433
  Buildings and improvements                               4,284,654      4,172,201
  Automotive equipment                                        48,511         48,511
  Machinery and equipment                                  4,738,831      4,586,844
  Furniture and fixtures                                     539,469        503,450
                                                         -----------    -----------

                                                          10,063,898      9,763,439
  Less:  Accumulated Depreciation                          3,899,934      3,771,798
                                                         -----------    -----------

         Net Property, Plant and Equipment                 6,163,964      5,991,641
                                                         -----------    -----------

Other Assets
  Unamortized patents and trademarks, net of                 629,149          7,253
    accumulated amortization of $50,122 at September
    30, 1995 and $48,309 at June 30, 1995 (Note 1)
  Unamortized mortgage costs, net of accumulated              28,667         29,702
    amortization of $36,278 at September 30, 1995
    and $35,243 at June 30, 1995 (Note 1)
  Surrender Value Officers Life                               22,660         22,660
  Deposits                                                    77,753        419,898
                                                         -----------    -----------

                  Total Other Assets                         758,229        479,513
                                                         -----------    -----------

                                    TOTAL ASSETS         $13,771,602    $12,983,665
                                                         ===========    ===========



See accompanying notes.

                                                         September 30,
                                                             1995           June 30,
   LIABILITIES AND SHAREHOLDERS' EQUITY                   (Unaudited)         1995
                                                         -------------      -------

Current Liabilities
    Current maturities of long-term debt (Note 3)        $ 1,478,489    $   526,954
    Accounts payable                                         946,627        963,231
    Accrued expenses:
      Payroll                                                134,200        194,556
      Interest                                                66,563         33,750
      Other                                                  283,427        138,900
      Profit Sharing                                            -            15,000
      Income Tax                                              43,213         50,375
                                                         -----------    -----------
            Total Current Liabilities                      2,952,519      1,922,766

Long-term debt, net of current maturities                  6,369,191      6,735,460
Deferred income taxes                                        174,864        174,864
                                                         -----------    -----------

            Total Liabilities                              9,496,574      8,833,090
                                                         -----------    -----------

Shareholders' Equity
    Preferred stock, $.005 par value                            -              -
      Authorized 2,500,000 shares,
      None issued
    Common stock, $.005 par value                             23,718         22,654
      Authorized 15,000,000 shares
      Issued 4,601,290 shares
    Additional paid-in capital                             3,093,803      3,038,892
    Retained Earnings                                      1,278,460      1,209,982


Less: Treasury stock 591,875 shares at September 30,
        1995 and at June 30, 1995, at cost                   120,953        120,953
                                                         -----------    -----------

            Total Shareholders' Equity                     4,275,028      4,150,575
                                                         -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $13,771,602    $12,983,665
                                                         ===========    ===========

                             MOYCO INDUSTRIES, INC.
                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)

                                                              SEPTEMBER 30
                                                        ------------------------
                                                           1995         1994
                                                        ------------------------
Net Sales                                               $2,710,084    $2,839,429
Cost of Sales                                            1,662,983     1,647,107
                                                        ----------    ----------
Gross Profit                                             1,047,101     1,192,322
Operating Expenses                                         834,889       835,186
                                                        ----------    ----------
Income from Operations                                     212,212       357,136
                                                        ----------    ----------
Other Income (Expenses)
  Interest Expense                                     (   163,249)  (   103,919)
  Other Income                                              69,273        49,178
                                                        ----------    ----------
Total Other Income (Expense)                           (    93,976)  (    54,741)
                                                        ----------    ----------
Income Before Provision for Income Taxes                   118,236       302,395
                                                        ----------    ----------
Provision for Income Taxes                                  49,758       127,263
                                                        ----------    ----------
Net Income                                                  68,478       175,132
Retained Earnings, beginning of period                   1,209,982       673,668
                                                        ----------    ----------
Retained Earnings, end of period                        $1,278,460    $  848,800
                                                        ==========    ==========
Earnings per Share                                      $     0.02    $     0.04
                                                        ==========    ==========
Weighted Average Number of Common Shares                 4,009,415     3,931,385
                                                        ==========    ==========



See accompanying notes.

                             MOYCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                Increase (Decrease) in cash and cash equivalents

                                   (UNAUDITED)

                                                              SEPTEMBER 30
                                                       -------------------------
                                                           1995         1994
                                                       -------------------------
Net cash provided by operating activities              $  128,779     $  539,815

Cash flows from investing activities
  (Expenditures) Retirements for property, plant
  and equipment                                       (   300,459)   ( 1,727,084)
  Expenditures for equipment deposits                 (   277,938)          -
                                                      -----------     ----------
  Net Cash (used in) investing activities             (   578,397)   ( 1,727,084)
                                                      -----------     ----------
Cash flows from financing activities
  Reduction of long-term debt obligations             (   114,734)   ( 1,071,034)
   New borrowings of long-term debt                       700,000      2,175,210
                                                      -----------     ----------
  Net cash Provided by financing activities               585,266      1,104,176
                                                      -----------     ----------
Net Increase (Decrease) in cash                          135,648     (    83,093)
Cash and cash equivalents, beginning of period          1,097,323      1,447,565
                                                      -----------     ----------
Cash and cash equivalents, end of period               $1,232,971     $1,364,472
                                                       ==========     ==========


See accompanying notes.

                             MOYCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)




Note 1:           Summary of Significant Accounting Policies

                  Nature of Business
                  ------------------

                  The Company is engaged in the business of manufacturing dental waxes, dental supplies, endodontic and dental products, pharmaceuticals, precision coated abrasives, commercial abrasives, and is a repacker of other disposable products for commercial and industrial use.


                  Principles of Accounting
                  ------------------------

                  The balance sheet as of September 30, 1995, and the related statements of operations and retained earnings, and cash flows for the three months ended September 30, 1995 and 1994 are unaudited: in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

                             MOYCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)

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

                  Research and Development
                  ------------------------

                  Research and development costs are charged to expense as incurred. The amounts charged for the three months ended September 30, 1995 and year ended June 30, 1995 were $405 and $35,718 respectively, and are included in costs of sales category.

                  Earnings Per Common Share
                  -------------------------

                  Earnings per common share have been computed by dividing earnings for each year by the weighted average number of common shares outstanding during each period.


Note 2:           Inventories (Estimated)

                  The components of inventory are as follows:

                                                 September 30,      June 30,
                                                     1995             1995
                                                 -------------    ----------

                         Raw materials            $  927,953      $  813,185
                         Work-in-process             862,689         755,992
                         Finished goods            1,685,492       1,477,032
                         Cartons                     196,124         171,868
                                                  ----------      ----------
                                                  $3,672,259      $3,218,077
                                                  ==========      ==========

                             MOYCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)




Note 3:           Long-Term Debt

                  Long-term debt is summarized as follows:

                                                                                  September 30,    June 30,
                                                                                      1995           1995
                                                                                  -------------   ----------
         Mortgages Payable

                  Mortgage payable in monthly installments of $6,569, including interest at .85% of prime (not to exceed 15% or be below
                  8.5%), which matures in August 2001.                             $  339,252     $  351,260

                  Mortgage payable in monthly installments of $5,053, including interest at 8.75% for five years and at prime plus 1% for the
                  remaining term through maturity December 1, 2009.                   492,731        496,805

                  Mortgage payable in monthly installments of $14,950 including interest at 9.25% for five years and at prime plus 1% for the
                  remaining term through maturity May 1, 2010.                      1,438,182      1,448,847

         Mortgage Payable
         Municipal Authorities

                  Mortgage payable in 180 monthly installments
                  of $1,952, including interest at 2%, which
                  matures April 1, 2010.                                              290,816        295,200

                  Mortgage payable in 180 monthly installments
                  of $6,371, including interest at 2%, which
                  matures July 1, 2010.                                               969,875        990,126

         Other

                  Note payable due December 31, 1997
                  with monthly interest only payments at
                  prime beginning July 1995 until maturity.                           350,000        350,000

                  Auto loan payable in forty eight monthly
                  installments of $838 plus interest at 7.75%                          26,824         30,176

                  Note payable in quarterly interest-only
                  payments through 1996.  Thereafter, twenty
                  equal quarterly payments including principal
                  and interest at prime.  (interest rate not
                  to exceed 10% or be below 8%).                                    1,500,000      1,500,000


                             MOYCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)




Note 3:           Long-Term Debt (Continued)

                  Long-term debt is summarized as follows:

                                                                                  September 30,    June 30,
                                                                                      1995           1995
                                                                                  -------------   ----------
                  Commercial term note payable in monthly installments of
                  $30,000 plus interest at prime rate plus 1/2% beginning
                  August 1, 1995 which matures August 1, 2000.                      1,740,000      1,800,000

                  Credit line payable dated December 31,
                  1991.  Amended November 28, 1994.  Interest
                  rate of prime plus .5%.                                             700,000           -
                                                                                   ----------      ---------
                                                                                    7,847,680      7,262,414
                  Less:  Current Maturities                                       ( 1,478,489)   (   526,954)
                                                                                   ----------     ----------
                  Substantially all of the Company's Assets
                  are pledged as collateral for the long-
                  term debt                                                        $6,369,191     $6,735,460
                                                                                   ==========     ==========

                  As of September 30, 1995 long-term debt matures as follows:


                                  1996              $1,478,489
                                  1997                 868,947
                                  1998               1,226,392
                                  1999                 881,751
                                  2000                 834,030
                            Thereafter               2,558,071
                                                    ----------
                                                    $7,847,680
                                                    ==========

                             MOYCO INDUSTRIES, INC.
                       A. SUMMARIZED FINANCIAL INFORMATION

                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                     FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1995
                 -----------------------------------------------


Results of Operations

         Comparison of recent quarter (9/30/95) and immediate preceding Quarter (6/30/95):
         ----------------------------------------------------------------------

         Net Sales decreased by $588,023 and is mainly attributable to the dental division. The decrease in sales activity is mainly attributable to the closing of the Philadelphia facility and the movement of equipment and inventory to our other locations. In addition, this quarter is historically our slowest as we close for year end inventory count as well as vacation period.

         The decrease in gross profit is correlated to the decrease in volume. The procedure for computing inventories by department is the gross profit method using the previous fiscal years actual gross profit percentage, unless management is aware of a significant adjustment required in the quarter, continues as the standard procedure in computing interim in quarterly accounting.

         As a result of the final phase closing of the Philadelphia facility, the inventory of work-in-process and finished goods were increased in our dental division. In addition, the abrasive division had to increase inventory to accommodate contract customers in both fiber optic and metallurgy markets to meet their just in time delivery schedules. The combination reflected an unusual increase in inventory some of which should be reduced during the next two quarters.

         Operating expenses decreased as year end bonus and awards and other adjustments were recorded in the comparative period and not incurred in the current quarter.

         The decrease in net profit is related to the decrease in sales.

         Working capital is sufficient for current operating needs however, should the current state of the economy continue, both nationally and internationally, the need for additional sales levels will put further stress on working capital needs. Inflationary pressures have significantly less bearing on current profitability than the continued need for additional sales.

                             MOYCO INDUSTRIES, INC.
                       A. SUMMARIZED FINANCIAL INFORMATION
                                   (Continued)
                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                     FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1995
                 -----------------------------------------------



         Comparison of recent Quarter (9/30/95) and Equivalent Quarter
         (9/30/94):
         ----------------------------------------------------------------------

         Net sales increased by $129,345 primarily in our dental division as a result of the closing of the Philadelphia facility and the movement of equipment and inventory to our other locations.

         The procedure for computing inventories by department by the gross profit method, using the previous fiscal years actual gross profit percentage unless management is aware of a significant adjustment required in the quarter continues as the standard procedure in computing interim quarterly accounting.

         Manufacturing and operating overhead costs should realize some reduction as a result of consolidating operations sometime at the start of the 1996 calendar year.

         Operating expenses remained constant in the current quarter.

         The decrease in net profit is directly related to the decrease in value and the increase in interest expense. Interest expense has risen as a result of the debt associated with our new facilities and equipment.

         Working capital decreased as a result of additional debt borrowings during the three months ended September 30, 1995.

         Working capital is sufficient for current operating needs, however should the state of the economy continue the need for additional sales levels will put further stress on working capital. Inflationary pressures have significantly less bearing on current profitability than the continued need for additional sales.

                             MOYCO INDUSTRIES, INC.
                       A. SUMMARIZED FINANCIAL INFORMATION
                                   (Continued)
                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                     FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1995
                 -----------------------------------------------

    Liquidity and Capital Resources
    -------------------------------

         It is anticipated that pressures on earnings will continue. The current economic recession, and the continuing need to increase sales to offset costs are a reality. The addition of capital improvement projects of plant facilities and equipment, along with the financial commitments, will require sales growth and earnings to repay the additional debt service. Moyco currently has enjoyed twenty straight quarters of profitability. Also, changes in the high tech products sold by our abrasive division are subject to swings which directly effect net sales and profits.

         Moyco Industries, Inc. as of June 30, 1994 was in compliance with the enactment of the Clean Air Act, effective August 1992.


    Uncertainties
    -------------

         There is a constant need for increased sales in both units and dollars. There is no stronger factor in determining our companies current and future abilities to meet debt service and generate future profits. The economy and the degree of recovery will be a major factor in forecasting the future.


    Litigation
    ----------

         The litigation against Tulsa Dental Products and Quality Dental Products for their infringement of our patented R tip endodontic instrument is scheduled for trial at the end of the calendar year. It is believed however, that the trial will be delayed until the first quarter of the calendar year 1996. The costs of litigation and appeal is significant and there is no guarantee of winning. Nevertheless, management and counsel feel extremely strong with the merits of the case and are cautiously optimistic. Should treble damages be awarded the financial gain could be significant.

                             MOYCO INDUSTRIES INC.

                           PART II. OTHER INFORMATION




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

                             MOYCO INDUSTRIES, INC.
                                  (Registrant)





Date                                   By
    -----------------------------        --------------------------------------
                                           Marvin E. Sternberg
                                           President and Chief Executive
Officer
                                           Chairman of the Board



Date                                   By
    -----------------------------        --------------------------------------
                                           Jerome Lipkin
                                           Vice President and Director
                                           Executive Officer


Date                                   By
    -----------------------------        --------------------------------------
                                           William G. Woodhead
                                           Secretary/Treasurer and Director