Form 10-Q
period 1995-12-31
MOYCO TECHNOLOGIES INC
filed 1996-02-09
CIK 200533

                      SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Six Months Ended December 31, 1995                Commission File No. 0-4123





                            MOYCO TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Pennsylvania                                23-1697233
-----------------------------             ---------------------------------
(State or other Jurisdiction)             (IRS Employer Identification No.)

  200 Commerce Drive Montgomeryville, PA                       18936
-----------------------------------------                    ----------
*(Address of Principal Executive Offices)                    (Zip Code)

                  200 Commerce Drive, Montgomeryville, PA 18936
--------------------------------------------------------------------------------
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

                 YES   __X__    NO _____

On December 31, 1995, there were 4,019,215 shares of the Registrant's common stock outstanding.

Item 1.  Financial Information

                            MOYCO TECHNOLOGIES, INC.
                                 BALANCE SHEETS


                                                         December 31,
                                                             1995        June 30,
     ASSETS (Substantially Pledged) (Note 3)             (Unaudited)       1995
                                                         ------------    --------
Current Assets
  Cash (including cash equivalents of $0 at
    December 31, 1995 and June 30, 1995) .............   $   975,425   $ 1,097,323
  Accounts receivable, net of doubtful account
    allowances of $78,990 at December 31, 1995
    and $78,990 at June 30, 1995) ....................     1,912,276     1,932,913
  Note Receivable-Trade ..............................        16,351        41,051
  Other Receivable ...................................          --         198,000
  Inventories, estimated (Note 1 and 2) ..............     3,489,907     3,218,077
  Prepaid expenses ...................................        59,364        25,147
                                                         -----------   -----------
         Total Current Assets ........................     6,453,323     6,512,511
                                                         -----------   -----------

Property, Plant and Equipment
  Land ...............................................       452,433       452,433
  Buildings and improvements .........................     4,371,102     4,172,201
  Automotive equipment ...............................        48,511        48,511
  Machinery and equipment ............................     4,767,359     4,586,844
  Furniture and fixtures .............................       575,857       503,450
                                                         -----------   -----------
                                                          10,215,262     9,763,439
  Less:  Accumulated Depreciation ....................     4,050,519     3,771,798
                                                         -----------   -----------
         Net Property, Plant and Equipment ...........     6,164,743     5,991,641
                                                         -----------   -----------
Other Assets
  Unamortized patents and trademarks, net of
    accumulated amortization of $51,936 at December
    31, 1995 and $48,309 at June 30, 1995
    (Note 1 & 4) .....................................       790,370         7,253
  Unamortized mortgage costs, net of accumulated
    amortization of $37,313 at December 31, 1995
    and $35,243 at June 30, 1995 (Note 1).............        27,632        29,702
  Surrender Value Officers Life ......................        22,660        22,660
  Deposits and Other Assets ..........................        65,282       419,898
                                                         -----------   -----------
           Total Other Assets ........................       905,944       479,513
                                                         -----------   -----------
                      TOTAL ASSETS ...................   $13,524,010   $12,983,665
                                                         ===========   ===========



                            See accompanying notes.


                                                                      December 31,
                                                                         1995            June 30,
            LIABILITIES AND SHAREHOLDERS' EQUITY                      (Unaudited)          1995
                                                                      -----------     ------------
Current Liabilities
    Current maturities of long-term debt (Note 3 & 4) .............   $ 1,237,828   $   526,954
    Accounts payable ..............................................       917,574       963,231
    Accrued expenses:
      Payroll .....................................................        63,667       194,556
      Interest ....................................................        66,563        33,750
      Other .......................................................        39,707       138,900
      Profit Sharing ..............................................          --          15,000
      Income Tax ..................................................        45,891        50,375
                                                                      -----------   -----------
            Total Current Liabilities .............................     2,371,230     1,922,766

Long-term debt, net of current maturities .........................     6,517,388     6,735,460
Deferred income taxes .............................................       174,864       174,864
                                                                      -----------   -----------
            Total Liabilities .....................................     9,063,482     8,833,090
                                                                      -----------   -----------
Shareholders' Equity
    Preferred stock, $.005 par value ..............................          --            --
      Authorized 2,500,000 shares,
      None issued
    Common stock, $.005 par value .................................        23,768        22,654
      Authorized 15,000,000 shares
      Issued 4,611,090 shares
    Additional paid-in capital ....................................     3,101,503     3,038,892
    Retained Earnings .............................................     1,456,210     1,209,982

Less: Treasury stock 591,875 shares at December 31,
        1995 and at June 30, 1995, at cost ........................       120,953       120,953
                                                                      -----------   -----------
            Total Shareholders' Equity ............................     4,460,528     4,150,575
                                                                      -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................   $13,524,010   $12,983,665
                                                                      ===========   ===========



                            MOYCO TECHNOLOGIES, INC.

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                   SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                   (UNAUDITED)

                                                      DECEMBER 31
                                                   -----------------
                                                   1995         1994
                                                   ----         ----

Net Sales ..............................        $5,891,504   $5,707,050
Cost of Sales ..........................         3,439,799    3,437,127
                                                ----------   ----------
Gross Profit ...........................         2,451,705    2,269,923
Operating Expenses .....................         1,718,930    1,623,848
                                                ----------   ----------
Income from Operations .................           732,775      646,075
                                                ----------   ----------
Other Income (Expenses)
  Interest Expense .....................          (376,037)    (162,929)
  Other Income .........................            68,416       57,576
                                                ----------   ----------
Total Other Income (Expense) ...........          (307,621)    (105,353)
                                                ----------   ----------
Income Before Provision for Income Taxes           425,154      540,722
                                                ----------   ----------
Provision for Income Taxes .............           178,926      225,613
                                                ----------   ----------
Net Income .............................           246,228      315,109
Retained Earnings, beginning of period .         1,209,982      673,668
                                                ----------   ----------
Retained Earnings, end of period .......        $1,456,210   $  988,777
                                                ==========   ==========
Earnings per Share .....................        $     0.06   $     0.08
                                                ==========   ==========
Weighted Average Number of Common Shares         4,019,215    3,931,385
                                                ==========   ==========







                            See accompanying notes.

                            MOYCO TECHNOLOGIES, INC.

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                   (UNAUDITED)

                                                          DECEMBER 31
                                                     ----------------------
                                                       1995         1994
                                                     ---------     --------

Net Sales .....................................      $3,181,420    $2,867,621
Cost of Sales .................................       1,776,816     1,790,020
                                                     ----------    ----------
Gross Profit ..................................       1,404,604     1,077,601
Operating Expenses ............................         884,041       788,662
                                                     ----------    ----------
Income from Operations ........................         520,563       288,939
                                                     ----------    ----------

Other Income (Expenses)
  Interest Expense ............................        (212,788)      (59,010)
  Other Income (Expenses) .....................            (857)        8,398
                                                     ----------    ----------
Total Other Income (Expense) ..................        (213,645)      (50,612)
                                                     ----------    ----------
Income Before Provision for Income Taxes ......         306,918       238,327
                                                     ----------    ----------
Provision for Income Taxes ....................         129,168        98,350
                                                     ----------    ----------
Net Income ....................................         177,750       139,977
Retained Earnings, beginning of period ........       1,278,460       848,800
                                                     ----------    ----------
Retained Earnings, end of period ..............      $1,456,210    $  988,777
                                                     ==========    ==========
Earnings per Share ............................      $     0.04    $     0.04
                                                     ==========    ==========
Weighted Average Number of Common Shares ......       4,019,215     3,931,385
                                                     ==========    ==========







                            See accompanying notes.

                            MOYCO TECHNOLOGIES, INC.

                             STATEMENT OF CASH FLOWS

                   SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994

                Increase (Decrease) in cash and cash equivalents

                                   (UNAUDITED)

                                                                    DECEMBER 31
                                                               -------------------
                                                                1995         1994
                                                               ------       ------

Net cash provided by operating activities .............     $  325,953     $  309,199

Cash flows from investing activities
  (Expenditures) Retirements for property,
  plant and equipment .................................    (   508,252)   ( 2,281,025)
  Expenditures for other assets .......................    (   432,401)   (    22,123)
                                                            ----------     ----------
  Net Cash (used in) investing activities .............    (   940,653)   ( 2,303,148)
                                                            ----------     ----------
Cash flows from financing activities
  Reduction of long-term debt obligations .............    (   347,198)   ( 1,167,368)
  New borrowings of long-term debt ....................        840,000      2,943,203
                                                            ----------     ----------
  Net cash Provided by financing activities ...........        492,802      1,775,835
                                                            ----------     ----------
Net (Decrease) in cash ................................    (   121,898)   (   218,114)
Cash and cash equivalents, beginning of period ........      1,097,323      1,447,565
                                                            ----------     ----------
Cash and cash equivalents, end of period ..............     $  975,425     $1,229,451
                                                            ==========     ==========





                            See accompanying notes.

                            MOYCO TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                                   (UNAUDITED)

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

                  Principles of Accounting
                  ------------------------

                  The balance sheet as of December 31, 1995, and the related statements of operations and retained earnings, and cash flows for the six months ended December 31, 1995 and 1994 are unaudited: in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

                            MOYCO TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

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

                  Research and Development
                  ------------------------

                  Research and development costs are charged to expense as incurred. The amounts charged for the six months ended December 31, 1995 and year ended June 30, 1995 were $810 and $35,718 respectively, and are included in costs of sales category.

                  Earnings Per Common Share
 .                 -------------------------

                  Earnings per common share have been computed by dividing earnings for each year by the weighted average number of common shares outstanding during each period.

Note 2:           Inventories (Estimated)

                  The components of inventory are as follows:

                                                 December 31,       June 30,
                                                     1995            1995
                                                 ------------     ----------

                         Raw materials ........   $  881,874      $  813,185
                         Work-in-process ......      819,850         755,992
                         Finished goods .......    1,601,796       1,477,032
                         Cartons ..............      186,387         171,868
                                                  ----------      ----------
                                                  $3,489,907      $3,218,077
                                                  ==========      ==========

                            MOYCO TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

                                   (UNAUDITED)

Note 3:           Long-Term Debt

                  Long-term debt is summarized as follows:


                                                                              December 31,
                                                                           1995         June 30,
                                                                       (Unaudited)        1995
                                                                       -----------    ----------

     Mortgages Payable

         Mortgage payable in monthly installments of $6,569, including interest at .85% of prime (not to exceed 15% or be below
         8.5%), which matures in August 2001  ........................   $  326,103   $  351,260

         Mortgage payable in monthly installments of $5,053, including interest at 8.75% for five years and at prime plus 1% for the
         remaining term through maturity December 1, 2009 ............      487,073      496,805

         Mortgage payable in monthly installments of $14,950 including interest at 9.25% for five years and at prime plus 1% for the
         remaining term through maturity May 1, 2010  ................    1,423,307    1,448,847

     Mortgage Payable
     Municipal Authorities

         Mortgage payable in 180 monthly installments of $1,952,
         including interest at 2%, which matures April 1, 2010........      285,738      295,200

         Mortgage payable in 180 monthly installments of $6,371,
         including interest at 2%, which matures July 1, 2010.........      956,789      990,126

     Other

         Note payable due December 31, 1997 with monthly interest only
         payments at prime beginning July 1995 until maturity.........      350,000      350,000

         Auto loan payable in forty eight monthly installments
         of $838 plus interest at 7.75%...............................       23,205       30,176

         Note payable in quarterly interest-only payments through
         1996.  Thereafter, twenty equal quarterly payments
         including principal and interest at prime.  (interest rate
         not to exceed 10% or be below 8%)............................    1,500,000    1,500,000





                            MOYCO TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

                                   (UNAUDITED)

Note 3:           Long-Term Debt (Continued)

                  Long-term debt is summarized as follows:


                                                                     December 31
                                                                 1995         June 30,
                                                             (Unaudited)        1995
                                                             -----------      --------

Commercial term note payable in monthly installments of
$30,000 plus interest at prime rate plus 1/2% beginning August
1, 1995 which matures August 1, 2000  ...........................     1,620,000      1,800,000

Commercial term note payable in sixty monthly installments of
$2,333 plus interest at 8.65%, beginning October, 1995 which
matures September 2000 ..........................................       133,001           --

Credit line payable dated December 31, 1991. Amended
November 28, 1994. Interest rate of prime plus .5%...............       650,000           --
                                                                    -----------   -----------
                                                                      7,755,216     7,262,414
Less:  Current Maturities .......................................    (1,237,828)  (   526,954)
                                                                    -----------   -----------

Substantially all of the Company's Assets are pledged as
collateral for the long-term debt................................   $ 6,517,388   $ 6,735,460
                                                                    ===========   ===========


                  As of December 31, 1995 long-term debt matures as follows:

                                  1996              $1,237,828
                                  1997               1,248,642
                                  1998                 902,986
                                  1999                 911,738
                                  2000                 737,193
                            Thereafter               2,716,829
                                                     ---------
                                                    $7,755,216

Note 4:           Subsequent Events

                  On January 24, 1996 the company entered into a confidential Settlement Agreement with Tulsa Dental Products L.L.C. to resolve litigation involving three Moyco patents. As a result, Moyco has licensed these patents for use by Tulsa Dental Products L.L.C. The Settlement Agreement dismisses all claims made by either party.

                  Net proceeds have not been determined as all costs are not ascertainable as of this date. The costs to defend this claim have been included on the balance sheet in other unamortized patents and trademarks awaiting final determination.

                  Additionally proceeds were used to extinguish a note of $350,000.

                  On January 26, 1996 the company was accepted on NASDAQ and listed on the national market with a trading symbol of MOYC.

                            MOYCO TECHNOLOGIES, INC.

                       A. SUMMARIZED FINANCIAL INFORMATION

                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF

                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                                     FOR THE

                       SIX MONTHS ENDED DECEMBER 31, 1995

Results of Operations

         Comparison of recent quarter (12/31/95) and immediate preceding Quarter (9/30/95):

         Net sales increased by $471,336 and is attributable to the increased product demand.

         The increase in gross profit is correlated to the increase in volume. The procedure for computing inventories by department is the gross profit method using the previous fiscal years actual gross profit percentage, unless management is aware of a significant adjustment required in the quarter, continues as the standard procedure in computing interim in quarterly accounting.

         Operating expenses increased marginally as compared to preceding quarter.

         The increase in net profit is related to the increase in sales.

         Working capital is sufficient for current operating needs however, should the current state of the economy continue, both nationally and internationally, the need for additional sales levels will put further stress on working capital needs. Inflationary pressures have significantly less bearing on current profitability than the continued need for additional sales.

                            MOYCO TECHNOLOGIES, INC.

                       A. SUMMARIZED FINANCIAL INFORMATION

                                   (Continued)

                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF

                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                                     FOR THE

                       SIX MONTHS ENDED DECEMBER 31, 1995

     Comparison of recent Quarter (12/31/95) and Equivalent Quarter (12/31/94):
     --------------------------------------------------------------------------

     Net sales increased by $313,799 and is attributable to increased product demand.

     The procedure for computing inventories by department by the gross profit method, using the previous fiscal years actual gross profit percentage unless management is aware of a significant adjustment required in the quarter continues as the standard procedure in computing interim quarterly accounting.

     Manufacturing and operating overhead costs should realize some reduction as a result of consolidating operations which began at the start of the 1996 calendar year.

     Operating expenses increased by $95,379 in the current quarter which is attributable to costs related to the opening of new facilities. Interest expense has increased by $153,778 as a result of additional borrowings.

     The increase in net profit is directly related to the increase in sales.

     Working capital is sufficient for current operating needs, however should the state of the economy continue the need for additional sales levels will put further stress on working capital. Inflationary pressures have significantly less bearing on current profitability than the continued need for additional sales.

                            MOYCO TECHNOLOGIES, INC.

                       A. SUMMARIZED FINANCIAL INFORMATION

                                   (Continued)

                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF

                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                                     FOR THE

                       SIX MONTHS ENDED DECEMBER 31, 1995

         Comparison of Recent Year-to-Date (12/31/95) and Equivalent Period in
         ---------------------------------------------------------------------
         Prior Year (12/31/94):
         ----------------------

         Net sales increased by $184,454. The increase was in both our abrasive and dental segments. Cost of sales remained stable. The procedure for computing interim inventories by department by the gross profit method, using the previous fiscal years actual gross profit percentage, unless management is aware of a significant adjustment required in the quarter, continues as the standard procedure in computing interim accounting.

         Operating expenses increased $95,082 and is related to costs associated with the opening of new facilities.

         The decrease in net profit of $68,881 is directly related to the increase in interest expense as a result of additional debt borrowings.

         Increase sales are a constant requirement for growth. We continue to seek acquisitions as well as continue to pursue new products to expand our critical mass. In our high tech development as well as the dental industry, there are many companies with substantially greater resources. In addition, emerging as well as existing technologies are subject to rapid change which can create large savings in sales in any given period. Some of our new products are being tested and we are optimistic about favorable results. Rapid growth will require the need for additional funds and alternative means of financing the potential growth are being investigated.

                            MOYCO TECHNOLOGIES, INC.

                       A. SUMMARIZED FINANCIAL INFORMATION

                                   (Continued)

                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF

                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                                     FOR THE

                       SIX MONTHS ENDED DECEMBER 31, 1995

    Liquidity and Capital Resources
    -------------------------------

         It is anticipated that pressures on earnings will continue. The current economic recession, and the continuing need to increase sales to offset costs are a reality. The addition of capital improvement projects of plant facilities and equipment, along with the financial commitments, will require sales growth and earnings to repay the additional debt service. Moyco currently has enjoyed twenty-one straight quarters of profitability. Also, changes in the high tech products sold by our abrasive division are subject to swings which directly effect net sales and profits.

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

    Litigation
    ----------

         The litigation against Tulsa Dental Products and Quality Dental Products for their infringement of our patented R tip endodontic instrument was settled on January 24, 1996. Net proceeds have not been determined as all final costs are not ascertainable as of this date.

                            MOYCO TECHNOLOGIES, INC.

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

                                             MOYCO TECHNOLOGIES, INC.
                                                   (Registrant)

Date _______________________   By ________________________________________
                               Marvin E. Sternberg
                               President and Chief Executive Officer
                               Chairman of the Board


Date _______________________   By ________________________________________
                               Jerome Lipkin
                               Vice President and Director
                               Executive Officer


Date _______________________   By ________________________________________
                               William G. Woodhead
                               Secretary/Treasurer and Director