Form 10-Q
period 1996-03-31
MOYCO TECHNOLOGIES INC
filed 1996-05-10
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Nine Months Ended March 31, 1996                   Commission File No. 0-4123





                            MOYCO TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Pennsylvania                                23-1697233
- -------------------------------           ---------------------------------
(State or other Jurisdiction)             (IRS Employer Identification No.)

 200 Commerce Drive Montgomeryville, PA                         18936
- -----------------------------------------                    ----------
*(Address of Principal Executive Offices)                    (Zip Code)

           200 Commerce Drive, Montgomeryville, PA             18936
- --------------------------------------------------------------------------------
*(As of June 1995 Principal Executive Offices)

Registrant's telephone number, including area code:  (215) 855-4300

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                 YES   __X__       NO   ______

On March 31, 1996, there were 4,020,415 shares of the Registrant's common stock outstanding.

Item 1. Financial Information

                            MOYCO TECHNOLOGIES, INC.
                                 BALANCE SHEETS


                                                           March 31,
                                                             1996         June 30,
     ASSETS (Substantially Pledged) (Note 3)             (Unaudited)        1995
                                                         ------------   --------
Current Assets
  Cash (including cash equivalents of $0 at
    March 31, 1996 and June 30, 1995)                    $ 1,278,938   $ 1,097,323
  Accounts receivable, net of doubtful account
    allowances of $78,990 at March 31, 1996
    and $78,990 at June 30, 1995)                          1,728,353     1,932,913
  Note Receivable-Trade                                       15,850        41,051
  Other Receivable                                              --         198,000
  Inventories, estimated (Note 1 and 2)                    3,626,151     3,218,077
  Prepaid expenses                                            91,116        25,147
                                                         -----------   -----------
         Total Current Assets                              6,740,408     6,512,511
                                                         -----------   -----------
Property, Plant and Equipment
  Land                                                       452,433       452,433
  Buildings and improvements                               4,362,674     4,172,201
  Automotive equipment                                        48,511        48,511
  Machinery and equipment                                  4,780,292     4,586,844
  Furniture and fixtures                                     533,200       503,450
                                                         -----------   -----------
                                                          10,177,110     9,763,439
  Less:  Accumulated Depreciation                          4,189,878     3,771,798
                                                         -----------   -----------
         Net Property, Plant and Equipment                 5,987,232     5,991,641
                                                         -----------   -----------
Other Assets
  Unamortized patents and trademarks, net of
    accumulated amortization of $53,749 at March
    31, 1996 and $48,309 at June 30, 1995 (Note 1 & 4)         1,813         7,253

  Unamortized mortgage costs, net of accumulated
    amortization of $38,348 at March 31, 1996
    and $35,243 at June 30, 1995 (Note 1)                     26,597        29,702
  Surrender Value Officers Life                               22,660        22,660
  Deposits and Other Assets                                   40,532       419,898
                                                         -----------   -----------
                  Total Other Assets                          91,602       479,513
                                                         -----------   -----------
                                    TOTAL ASSETS         $12,819,242   $12,983,665
                                                         ===========   ===========












See accompanying notes.



                                                         March 31,
                                                           1996         June 30,
            LIABILITIES AND SHAREHOLDERS' EQUITY       (Unaudited)        1995
                                                       -----------    -----------
Current Liabilities
    Current maturities of long-term debt (Note 3 & 4)   $   889,783   $   526,954
    Accounts payable                                        588,687       963,231
    Accrued expenses:
      Payroll                                                52,152       194,556
      Interest                                               66,563        33,750
      Other                                                 208,210       138,900
      Profit Sharing                                           --          15,000
      Income Tax                                               --          50,375
                                                        -----------   -----------
            Total Current Liabilities                     1,805,395     1,922,766

Long-term debt, net of current maturities                 5,946,348     6,735,460
Deferred income taxes                                       174,864       174,864
                                                        -----------   -----------
            Total Liabilities                             7,926,607     8,833,090
                                                        -----------   -----------
Shareholders' Equity
    Preferred stock, $.005 par value                           --            --
      Authorized 2,500,000 shares,
      None issued
    Common stock, $.005 par value                            23,773        22,654
      Authorized 15,000,000 shares
      Issued 4,612,290 shares
    Additional paid-in capital                            3,104,798     3,038,892
    Retained Earnings                                     1,885,017     1,209,982

Less: Treasury stock 591,875 shares at March 31,
        1996 and at June 30, 1995, at cost                  120,953       120,953
                                                        -----------   -----------
            Total Shareholders' Equity                    4,892,635     4,150,575
                                                        -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $12,819,242   $12,983,665
                                                        ===========   ===========


                            MOYCO TECHNOLOGIES, INC.
                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                    NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                MARCH 31
                                                        ------------------------
                                                           1996         1995
                                                        ----------    ----------
Net Sales                                               $8,770,917    $8,582,079
Cost of Sales                                            5,194,699     5,078,565
                                                        ----------    ----------
Gross Profit                                             3,576,218     3,503,514
Operating Expenses                                       2,576,904     2,485,261
                                                        ----------    ----------
Income from Operations                                     999,314     1,018,253
                                                        ----------    ----------
Other Income (Expenses)
  Interest Expense                                     (   505,665)  (   284,448)
  Other Income                                              77,514       105,574
  Contribution                                                -      (    96,322)
                                                        ----------    ----------
Total Other Income (Expense)                           (   428,151)  (   275,196)
                                                        ----------    ----------

Income Before Provision for Income Taxes and
  Extraordinary Item                                       571,163       743,057
                                                        ----------    ----------
Provision for Income Taxes                                 102,516       356,695
                                                        ----------    ----------
Income Before Extraordinary Item                           468,647       386,362

Extraordinary Item - Settlement of
  Lawsuit (less applicable income taxes
  of $151,271)                                             206,388         -
                                                        ----------    ----------

Net Income                                                 675,035       386,362
Retained Earnings, beginning of period                   1,209,982       673,668
                                                        ----------    ----------
Retained Earnings, end of period                        $1,885,017    $1,060,030
                                                        ==========    ==========
Earnings per Share                                      $     0.17    $     0.10
                                                        ==========    ==========
Weighted Average Number of Common Shares                 4,020,415     3,932,885
                                                        ==========    ==========






See accompanying notes.

                            MOYCO TECHNOLOGIES, INC.
                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


                                                                MARCH 31
                                                        ------------------------
                                                           1996         1995
                                                        ----------    ----------

Net Sales                                               $2,879,413    $2,875,029

Cost of Sales                                            1,754,900     1,641,438
                                                        ----------    ----------
Gross Profit                                             1,124,513     1,233,591
Operating Expenses                                         857,974       861,413
                                                        ----------    ----------
Income from Operations                                     266,539       372,178
                                                        ----------    ----------
Other Income (Expenses)
  Interest Expense                                     (   129,628)  (   121,519)
  Other Income (Expenses)                                    9,098        47,998
  Contribution                                                -      (    96,322)
                                                        ----------    ----------

Total Other Income (Expense)                           (   120,530)  (   169,843)
                                                        ----------    ----------

Income Before Provision for Income Taxes
  and Extraordinary Item                                   146,009       202,335
                                                        ----------    ----------
Provision (Benefit) for Income Taxes                   (    76,410)      131,082
                                                        ----------    ----------
Income Before Extraordinary Item                           222,419        71,253

Extraordinary Item - Settlement of
  Lawsuit (less applicable income
  taxes of $151,271)                                       206,388          -
                                                        ----------    ----------
Net Income                                                 428,807        71,253

Retained Earnings, beginning of period                   1,456,210       988,777
                                                        ----------    ----------
Retained Earnings, end of period                        $1,885,017    $1,060,030
                                                        ==========    ==========

Earnings per Share                                      $     0.11    $     0.02
                                                        ==========    ==========

Weighted Average Number of Common Shares                 4,020,415     3,932,885
                                                        ==========    ==========





See accompanying notes.

                            MOYCO TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                Increase (Decrease) in cash and cash equivalents
                                   (UNAUDITED)


                                                                      MARCH 31
                                                            --------------------------
                                                               1996            1995
                                                            -----------    -----------

Net cash provided by (used in) operating activities         $1,021,569    ($  418,610)

Cash flows from investing activities
  (Expenditures) Retirements for property, plant and
  equipment                                                (   413,671)   ( 1,581,747)
  Expenditures for other assets                                  -        (    40,250)
                                                            ----------     ----------
  Net Cash (used in) investing activities                  (   413,671)   ( 1,621,997)
                                                            ----------     ----------
Cash flows from financing activities
  Reduction of long-term debt obligations                  (   791,283)   ( 2,140,016)
  New borrowings of long-term debt                             365,000      4,017,999
                                                            ----------     ----------
  Net cash provided by (used in) financing activities      (   426,283)     1,877,983
                                                            ----------     ----------
Net Increase (Decrease) in cash                                181,615    (   162,624)

Cash and cash equivalents, beginning of period               1,097,323      1,447,565
                                                            ----------     ----------

Cash and cash equivalents, end of period                    $1,278,938     $1,284,941
                                                            ==========     ==========







See accompanying notes.

                            MOYCO TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

Note 1: Summary of Significant Accounting Policies

        Nature of Business
        ------------------

        The Company is engaged in the business of manufacturing precision abrasives, commercial abrasives, finishing products and manufacturing of dental waxes, dental supplies, mirrors, endodontic and dental products as well as a repacker of other disposable products for commercial and industrial use.

        Principles of Accounting
        ------------------------

        The balance sheet as of March 31, 1996, and the related statements of operations and retained earnings, and cash flows for the nine months ended March 31, 1996 and 1995 are unaudited: in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

                            MOYCO TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

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

        Research and Development
        ------------------------

        Research and development costs are charged to expense as incurred. The amounts charged for the nine months ended March 31, 1996 and year ended June 30, 1995 were $4,402 and $35,718 respectively, and are included in costs of sales category.

        Earnings Per Common Share
        -------------------------

        Earnings per common share have been computed by dividing earnings for each year by the weighted average number of common shares outstanding during each period.

Note 2: Inventories (Estimated)

        The components of inventory are as follows:

                                                   March 31,       June 30,
                                                     1996            1995
                                                  ----------      ----------
                         Raw materials            $  916,302      $  813,185
                         Work-in-process             853,767         755,992
                         Finished goods            1,664,329       1,477,032
                         Cartons                     191,753         171,868
                                                  ----------      ----------
                                                  $3,626,151      $3,218,077
                                                  ==========      ==========

                            MOYCO TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

Note 3: Long-Term Debt

        Long-term debt is summarized as follows:

                                                                                 March 31,
                                                                                   1996         June 30,
                                                                                (Unaudited)       1995
                                                                                -----------    ----------

         Mortgages Payable

                  Mortgage payable in monthly installments of $6,569, including interest at .85% of prime (not to exceed 15% or be below
                  8.5%), which matures in August 2001.                          $  314,540     $  351,260

                  Mortgage payable in monthly installments of $5,053, including interest at 8.75% for five years and at prime plus 1% for the
                  remaining term through maturity December 1, 2009.                482,538        496,805

                  Mortgage payable in monthly installments of $14,950 including interest at 9.25% for five years and at prime plus 1% for the
                  remaining term through maturity May 1, 2010.                   1,411,288      1,448,847

         Mortgage Payable
         Municipal Authorities

                  Mortgage payable in 180 monthly installments of $1,952,
                  including interest at 2%, which matures April 1, 2010.           281,303        295,200

                  Mortgage payable in 180 monthly installments of $6,371,
                  including interest at 2%, which matures July 1, 2010.            942,436        990,126

         Other

                  Note payable due December 31, 1997 with monthly interest
                  only payments at prime beginning July 1995 until maturity.
                  This note was satisfied from the proceeds of the patent
                  lawsuit settlement during the quarter ended March
                  31, 1996 (Note 4).                                                  -           350,000

                  Auto loan payable in forty eight monthly installments of
                  $838 plus interest at 7.75%                                       20,691         30,176

                  Note payable in quarterly interest-only payments through 1996.
                  Thereafter, twenty equal quarterly payments including
                  principal and interest at prime. (interest rate not  to
                  exceed 10% or be below 8%).                                    1,500,000      1,500,000




                            MOYCO TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

Note 3: Long-Term Debt (Continued)

                  Long-term debt is summarized as follows:


                                                                                 March 31,
                                                                                   1996         June 30,
                                                                                (Unaudited)       1995
                                                                               -----------    ----------

                  Commercial term note payable in monthly installments
                  of $30,000 plus interest at prime rate plus 1/2%
                  beginning August 1, 1995 which matures August 1, 2000.        1,530,000       1,800,000

                  Commercial term note payable in sixty monthly
                  installments of $2,333 plus interest at 8.65%,
                  beginning October, 1995 which matures September 2000.           128,335           -

                  Credit line payable dated December 31,
                  1991. Amended November 28, 1994. Interest
                  rate of prime plus .5%.                                         225,000           -
                                                                               ----------       ---------
                                                                                6,836,131       7,262,414
                  Less:  Current Maturities                                   (   889,783)    (   526,954)
                                                                               ----------      ----------

                  Substantially all of the Company's Assets
                  are pledged as collateral for the long-
                  term debt                                                    $5,946,348      $6,735,460
                                                                               ==========      ==========

                  As of March 31, 1996 long-term debt matures as follows:

                                  1997              $  889,783
                                  1998                 900,755
                                  1999                 902,757
                                  2000                 914,211
                                  2001                 645,206
                            Thereafter               2,583,419
                                                    ----------
                                                    $6,836,131
                                                    ==========

Note 4: Settlement of Lawsuit

        On January 24, 1996 the company entered into a confidential Settlement Agreement with Tulsa Dental Products L.L.C. to resolve litigation involving three Moyco patents. As a result Moyco has licensed these patents for use by Tulsa Dental Products L.L.C.

        Net gain on settlement of lawsuit is included in the statement of operations as an extraordinary item. All costs previously capitalized to defend the patent were offset.

        Additionally proceeds were used to extinguish a note of $350,000.

Note 5: Provision for Income Taxes

        During the quarter ended March 31, 1996, the company realized a permanent tax difference resulting from a triggering event in the non-compensatory stock option plan. The benefit of this tax difference was $137,108, which is reflected in the computation for provision for income taxes.

                            MOYCO TECHNOLOGIES, INC.
                       A. SUMMARIZED FINANCIAL INFORMATION

                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                     FOR THE
                        NINE MONTHS ENDED MARCH 31, 1996
                 ----------------------------------------------


Results of Operations

         Comparison of recent quarter (3/31/96) and immediate preceding Quarter (12/31/95):
         -----------------------------------------------------------------------

         Net sales decreased by $302,007 and is attributable to increased sales in the prior quarter due to backorders being filled subsequent to the move to new facility.

         The procedure for computing inventories by department is the gross profit method using the previous fiscal years actual gross profit percentage, unless management is aware of a significant adjustment required in the quarter, continues as the standard procedure in computing interim quarterly accounting.

         Operating expenses decreased by $26,067 as compared to preceding quarter which is attributable to the consolidation of operations which began at the beginning of calendar year 1996.

         During this quarter we recognized a gain from settlement of a lawsuit which is included in the statement of operations as an extraordinary item.

         Working capital is sufficient for current operating needs however, should the current state of the economy continue, both nationally and internationally, the need for additional sales levels will put further stress on working capital needs. Inflationary pressures have significantly less bearing on current profitability than the continued need for additional sales.

                            MOYCO TECHNOLOGIES, INC.
                       A. SUMMARIZED FINANCIAL INFORMATION
                                   (Continued)
                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                     FOR THE
                        NINE MONTHS ENDED MARCH 31, 1996
                 ----------------------------------------------

        Comparison of recent Quarter (3/31/96) and Equivalent Quarter (3/31/95):
        ------------------------------------------------------------------------

         Net sales increased marginally by $4,384.

         The procedure for computing inventories by department by the gross profit method, using the previous fiscal years actual gross profit percentage unless management is aware of a significant adjustment required in the quarter continues as the standard procedure in computing interim quarterly accounting.

         Operating expenses decreased by $3,439 in the current quarter as a result of the consolidation of operations which began at the beginning of calendar year 1996. Interest expense has increased by $8,109 as a result of additional borrowings.

         The increase in net profit is directly related to the decrease in operating expense. Additionally during this quarter we recognized a gain from settlement of a lawsuit which is included in the statement of operations as an extraordinary item.

         Working capital is sufficient for current operating needs, however should the state of the economy continue the need for additional sales levels will put further stress on working capital. Inflationary pressures have significantly less bearing on current profitability than the continued need for additional sales.

                            MOYCO TECHNOLOGIES, INC.
                       A. SUMMARIZED FINANCIAL INFORMATION
                                   (Continued)
                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                     FOR THE
                        NINE MONTHS ENDED MARCH 31, 1996
                 ----------------------------------------------

         Comparison of Recent Year-to-Date (3/31/96) and Equivalent Period in Prior Year (3/31/95):
         -----------------------------------------------------------------------

         Net sales increased by $188,838 due to increased product demand. The increase was in both our abrasive and dental segments. The procedure for computing interim inventories by department by the gross profit method, using the previous fiscal years actual gross profit percentage, unless management is aware of a significant adjustment required in the quarter, continues as the standard procedure in computing interim accounting.

         Operating expenses increased $91,643 and is related to costs associated with the opening of new facilities.

         Interest expense increased by $221,217 as a result of additional borrowings.

         Additionally, during this quarter we recognized a gain from settlement of a lawsuit which is included in the statement of operations as an extraordinary item.

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

                            MOYCO TECHNOLOGIES, INC.
                       A. SUMMARIZED FINANCIAL INFORMATION
                                   (Continued)
                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                     FOR THE
                        NINE MONTHS ENDED MARCH 31, 1996
                 ----------------------------------------------

    Liquidity and Capital Resources
    -------------------------------

         It is anticipated that pressures on earnings will continue. The current economic climate, and the continuing need to increase sales to offset costs are a reality. The addition of capital improvement projects of plant facilities and equipment, along with the financial commitments, will require sales growth and earnings to repay the additional debt service. Moyco currently has enjoyed twenty-two straight quarters of profitability. Also, changes in the high tech products sold by our abrasive division are subject to swings which directly effect net sales and profits.

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

         Additionally, should a vendor who supplies raw materials to the corporation be unable or unwilling to supply a product used within our manufacturing process, a requalification and approval of product would negatively impact sales and profits.

    Litigation
    ----------

         The litigation against Tulsa Dental Products and Quality Dental Products for their infringement of our patented R tip endodontic instrument was settled on January 24, 1996. Net gain on settlement of lawsuit is reflected in the statement of operations as an extraordinary item.

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

                            MOYCO TECHNOLOGIES, INC.
                                  (Registrant)

Date _____________________________     By _____________________________________

                                           Marvin E. Sternberg
                                           President and Chief Executive Officer
                                           Chairman of the Board

Date _____________________________     By _____________________________________

                                           Jerome Lipkin
                                           Vice President and Director
                                           Executive Officer

Date _____________________________     By _____________________________________

                                           William G. Woodhead
                                           Secretary/Treasurer and Director