Form 10-K
period 1996-06-30
MOYCO TECHNOLOGIES INC
filed 1996-09-25
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934






For the fiscal year ended June 30, 1996           Commission File No.
                          -------------                              ---------



                            MOYCO TECHNOLOGIES, INC.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



         Pennsylvania                                   23-1697233
- -------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


200 Commerce Drive
Montgomeryville, PA                                       18936
- ----------------------------------------    ---------------------------------
(Address of Principal Executive Offices)               (Zip Code)


Registrant's telephone number, including
area code:                                           (215) 855-4300
                                            ---------------------------------


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

                     Common stock, par value $.005 per share
- --------------------------------------------------------------------------------
                                (Title of Class)

"Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past ninety 90 days."

        YES     X                       NO
              -----                          -----

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 28, 1996 was $36,673,116, the number of shares outstanding of the Registrant's Common Stock was 4,140,140.

                                     PART I




ITEM 1.           BUSINESS


General

         There were no material changes in the nature of the business conducted by Moyco Technologies, Inc. during the fiscal year ended June 30, 1996. The Company manufacturers and sells commercial abrasive materials, dental materials and supplies and repacks and sells other disposable materials.

         The Company's net sales, operating profit, and identifiable assets for each of the two aforementioned business segments is detailed in Note 5 and Item 6 to the consolidated financial statements.

Business Segments

Commercial Abrasive Materials

         The Registrant is engaged through its Ultralap Division in the manufacture and sale of commercial abrasive materials under the name "Flex-I-Grit." "Flex-I-Grit" is sold by a master distributor and other repackers to approximately 45 accounts, six of these accounted for 76% of total sales for this division.

         The Registrant further is engaged through its Ultralap Division in the manufacture and sale of fine polishing agents and abrasives sold under the trade name "Ultralap." The "Ultralap" products are sold by in-house salesmen to approximately 470 customers, nine of these customers accounted for over 40% of the total sales of these products. During the last fiscal year, the sale of "Ultralap" products accounted for approximately 77% of the total sales of this division.


Dental Supplies

         The Registrant through its dental division is engaged in the manufacture and sale of dental supplies such as waxes, abrasives, medicaments, dental mirrors, endodontic materials and equipment, sundry dental items as well as a repacker of other disposable materials. During the last fiscal year the sale of endodontic (root canal) instruments manufactured by the Registrant accounted for 36% of the total sales of the dental division.

         All sales are made from existing inventory by six salaried salespersons to approximately 400 dental supply wholesalers and distributors in the United States and Overseas. During the last fiscal year foreign sales represented approximately 12% of the total sales of the dental division. Ten customers accounted for more than 60% of the total sales of this division.

         Approximately 1% of the dental supply and repacking business of the Registrant was done with the United States Government for the fiscal year ended June 30, 1996.


Backlog

         There is a backlog of orders in the aggregate of $1,992,092 as of June 30, 1996. There had been a backlog of $1,416,388 as of June 30, 1995. Approximately 27% of the backlog at June 30, 1996 was for dental supplies and materials.

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


Research and Development

         The Company engages in research activities and has two employees devoting part of their time to this activity. Such research as is conducted is directed toward the development of new products related to current product lines and the improvement and enhancement of existing products.


Competition

         All of the lines of business in which the Registrant is presently engaged are highly competitive. There are numerous other manufacturers of dental supplies, polymer backed abrasives, other abrasives and repackers, many of which are larger and have greater financial reserves and more sales representatives.


Employees

         The Registrant employs approximately 115 persons, of whom 82 are involved in manufacturing abrasives and other products of the Ultralap and Dental divisions, and 33 engaged in administration, sales, engineering, supervision and clerical work. The Registrant has had no work stoppages and considers its employee relations to be good.


Other

         Moyco did not experience any curtailment of supplies of electricity, gas, oil or water during the fiscal year ended June 30, 1996 and does not expect any curtailment in the current fiscal year.

         In as much as the Company believes it produces no significant discharges of waste or pollutants into the air, there are no significant effects on the Company in complying with current Federal, State and local environmental laws and regulations.

         Moyco Technologies, Inc. as of June 30, 1996 was in compliance with the enactment of the Clean Air Act, effective August 1992.

ITEM 2.           PROPERTIES

                  The Registrant is the owner of two buildings. The Montgomeryville, Pennsylvania facility was a one-story cinder block building containing approximately 26,000 square feet of which approximately 13,000 square feet were used for manufacturing; 11,750 square feet for warehousing and distribution; and 1,250 square feet for offices. This facility is primarily used for the manufacture of precision coated abrasives for commercial and industrial use. During the prior year, the registrant expanded its Montgomeryville, Pennsylvania facility to 40,125 square feet of which 14,250 square feet are used for manufacturing; 19,875 square feet for warehousing and distribution; and 6,000 square feet for offices. The York, Pennsylvania facility is 68,995 square feet of which approximately 45,807 square feet are used for manufacturing; 16,542 for warehousing and 6,646 for offices. There are mortgages on both properties. Moyco's facilities are suitable for their respective uses and are in general, adequate for Moyco's present needs.

                  During the prior year the registrant donated the five story brick building in Philadelphia, Pennsylvania containing approximately 88,000 square feet of which approximately 59,928 square feet was used for manufacturing, 22,968 square feet for warehousing and distribution, and 5,104 square feet for offices to a qualified charity.

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


ITEM 3.           LEGAL PROCEEDINGS

                  None, however there can be no certainty that the Company may not ultimately incur charges, whether for governmental proceedings and claims, products liability claims, environmental proceedings or other actions, in excess of presently established accruals. While such future charges could have a material adverse impact on the Company's net income in the quarterly period in which they are recorded, the Company believes that such additional charges, if any, will not have a material adverse effect on the consolidated financial position or annual results of operations of the Company. Also, refer to Recent Developments in Item 7, page 9 of 41.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     N O N E

                                     PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


Price Range of Common Stock:

         The following table shows the range of low and high prices for the common stock in the over-the-counter market for the quarterly periods indicated according to the Company's records. The quotations represent prices in the over-the-counter market between dealers in securities and do not include retail markup, markdown or commission and do not necessarily represent actual transactions. The common stock of the Company began trading in the Nasdaq National Market on January 26, 1996.

                                                              Low    High

         First quarter ended September 30, 1995                 4.75    15.50

         Second quarter ended December 31, 1995                 7.50    13.50

         Third quarter ended March 31, 1996                     6.50    10.75

         Fourth quarter ended June 30, 1996                     5.50    12.00

         First quarter ended September 30, 1994                 1.00     1.00

         Second quarter ended December 31, 1994                  .94      .94

         Third quarter ended March 31, 1995                      .85      .85

         Fourth quarter ended June 30, 1995                     2.06     2.13


         There were no dividends paid during the fiscal year ended June 30, 1996. The number of shareholders of record on June 30, 1996 was 859.

ITEM 6.           SELECTED STATEMENT OF CONSOLIDATED OPERATIONS AND BALANCE
                  SHEET DATA




Selected statement of consolidated operations data:



                                                    Year Ended June 30
                             ------------------------------------------------------------------
                                 1996          1995          1994         1993         1992
                             -----------   -----------   -----------   ----------   -----------

Sales
 Dental and consumable
   supplies                  $ 7,496,812   $ 7,399,768   $ 6,459,088   $ 6,872,698   $5,921,273
 Commercial abrasive
   materials, Ultralap
   and Flex-I-Grit             4,417,491     4,480,418     3,572,255     4,364,516    3,073,832
                             -----------   -----------   -----------   -----------   ----------

                             $11,914,303   $11,880,186   $10,031,343   $11,237,214   $8,995,105
                             ===========   ===========   ===========   ===========   ==========


Income from operations       $   996,578   $ 1,419,531   $ 1,092,447   $ 1,036,374   $  840,801
                             ===========   ===========   ===========   ===========   ==========


Net Income                   $   745,139   $   536,314   $   391,848   $   509,792   $  350,785
                             ===========   ===========   ===========   ===========   ==========

Primary Earnings per
Common Share:
Weighted average
  common shares
  outstanding                  4,024,665     3,938,915     3,931,385     3,927,235    3,926,335
                             ===========   ===========   ===========   ===========   ==========

Earnings per share           $       .19   $       .14   $       .10   $       .13   $      .09
                             ===========   ===========   ===========   ===========   ==========


Fully-Diluted Earnings
Per Common Share:
Weighted average
  common shares
  outstanding                  4,045,408     3,938,915     3,931,385     3,927,235    3,926,335
                             ===========   ===========   ===========   ===========   ==========

Earnings per share           $       .18   $       .14   $       .10   $       .13   $      .09
                             ===========   ===========   ===========   ===========   ==========

Dividends per share              $0             $0           $0            $0            $0
                                 ==             ==           ==            ==            ==

ITEM 6. SELECTED STATEMENT OF CONSOLIDATED OPERATIONS AND BALANCE SHEET DATA (Continued)







Selected statement of consolidated operations data:



                                                            June 30
                                 ------------------------------------------------------------
                                     1996         1995        1994        1993        1992
                                 -----------  -----------  ----------  ----------  ----------

Current Assets                   $ 6,517,083  $ 6,512,511  $5,971,107  $5,491,009  $5,829,603


Current Liabilities                1,799,708    1,922,766   2,967,267   2,000,727   2,809,673
                                 -----------  -----------  ----------  ----------  ----------


Working Capital                  $ 4,717,375  $ 4,589,745  $3,003,840  $3,490,282  $3,019,930
                                 ===========  ===========  ==========  ==========  ==========


Total Assets                     $12,544,014  $12,983,665  $9,765,891  $8,013,251  $8,535,421
                                 ===========  ===========  ==========  ==========  ==========


Long-Term Debt                   $ 5,616,112  $ 6,735,460  $3,046,168  $2,734,393  $2,959,504
                                 ===========  ===========  ==========  ==========  ==========


Deferred Income Taxes            $   152,704  $   174,864  $  139,445  $   58,798  $   58,798
                                 ===========  ===========  ==========  ==========  ==========


Shareholders' Equity             $ 4,975,490  $ 4,150,575  $3,613,011  $3,219,333  $2,707,446
                                 ===========  ===========  ==========  ==========  ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Recent Developments:

         The Company changed its corporate name from Moyco Industries, Inc. to Moyco Technologies, Inc. effective September 20, 1995. The amendment was filed with the Pennsylvania Department of State on December 21, 1995. The common stock of the Company began trading in the Nasdaq National Market on January 26, 1996. On February 1, 1996, the Company entered into a confidential agreement to resolve litigation involving three Moyco patents.

         The Company purchased Thompson Dental Mfg. Co. ("Thompson Dental") effective August 8, 1996. Thompson Dental of Missoula, Montana is a leading manufacturer of dental hand instruments and related products. Thompson will operate as a wholly-owned subsidiary of Moyco. Proprietary products such as Thompson exclusive tactile tone scalers are synergistic with the Moyco Union Broach Dental Division products which include proprietary endodontic (root canal) instruments, waxes, dental abrasives along with general supplies and dental mirrors.

         The Thompson Dental subsidiary will increase the annual revenues of Moyco Technologies, Inc. by approximately 25%. Tom Thompson, Jr. will remain President of Thompson Dental Company, Inc. a wholly-owned subsidiary of Moyco. Mr. Thompson will also have a seat on the Board of Directors of Thompson. The Company expects that this subsidiary, after all merger and integrating costs are absorbed, will produce profits for Moyco.

         The merger Agreement provides that shareholders of Thompson Dental will exchange all shares of Thompson Dental for 115,000 shares of Moyco common stock. There are additional earn out provisions with fixed criteria.

         Effective May 3, 1996, the Company incorporated a new corporation under the laws of the State of Delaware. This new corporation will operate as a wholly-owned subsidiary, which will maintain and manage Moyco's intellectual property, which includes the Moyco trade name and certain trademarks, service marks and patents.

         It is expected that the consolidation of the patents and trademarks into a separate legal entity will produce both specific and general benefits to Moyco. The patents and trademarks are valuable assets of the Moyco group. By consolidating the patents and trademarks into a separate subsidiary, Moyco will be able to monitor more closely and efficiently the profits associated with the patents and trademarks.

         The Company has retained legal counsel to represent it in a government investigation in which the government has asserted it has evidence of violations of law and/or regulations that may have been committed by certain officers and/or employees of the Company. Legal counsel has not yet completed its investigation of these matters and therefore cannot evaluate the likelihood of an unfavorable outcome to the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Summary

         The following table sets forth for the periods indicated (i) percentages which certain items reflected in the financial data bear to net sales of the Company and (ii) the percentage increase (decrease) of such items as compared to the indicated prior period:

                                         Percentage
                                        Relationship             Increase
                                        to Net Sales            (Decrease)
                                    /-------------------/  /-----------------/

                                     1996   1995    1994    1996-95  1995-94
Sales
 Dental and consumable supplies     62.92   62.29   64.39      1.31    14.6

 Commercial abrasive materials      37.08   37.71   35.61     (1.40)   25.4
                                   ------  ------  ------

                                   100.00  100.00  100.00       .29    18.4

Cost of Sales                       61.3    59.1    56.7       3.95    23.4
                                   ------  ------  ------

Gross Profit                        38.7    40.9    43.3      (5.01)   12.0

Operating Expenses                  30.4    28.9    32.4       5.23    (5.9)
                                   ------  ------  ------

Income from operations               8.3    12.0    10.9     (29.80)   29.9

Net other (Expenses)              (  3.5 )  (3.4)   (2.3)      3.89    74.8
                                   ------  ------  ------

Income before provision for
 income taxes extraordinary items
 and cumulative effect of change
 in accounting principle             4.8     8.6     8.6

Provision for Income Taxes            .3     4.0     4.1
                                   ------  ------  -----

Income before extraordinary
 items and cumulative effect
 of change in accounting
 principle                           4.5     4.6     4.5

Extraordinary Item                   1.7

Cumulative effect of change
 in accounting principle              -       -       .5
                                   ------  ------  -----

Net Income                           6.2     4.6     4.0
                                   ======  ======  =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Results of Operations

         Year Ended June 30, 1996 Compared to Year Ended June 30, 1995

         Net sales increased $34,117. The increases in net sales is related to increased sales by the dental division. Gross profit decreased $243,289. The decline is due to the costs to move out of the Philadelphia facility and severance payments for the former Philadelphia facility employees.

         Operating expenses increased $179,664 as a result of increased legal and professional fees related to investigations of potential company acquisitions.

         Interest expense increased $124,066 as a result of having a full year of interest related to two capital projects completed in the prior fiscal year.

         Extraordinary items contributed $204,289 of net income. This is the result of the settlement of a patent infringement suit.

         Operating profit growth will be driven by new products, increased market demand (domestic and global) and economies of scale the Company is able to achieve based upon reaching a critical mass in sales volume. Sales and profit can be accelerated further by a synergistic acquisition and/or a strategic alliance which the Company is actively pursuing.

         All of our lines of business are in highly competitive markets with others, domestically and internationally, having greater resources. The dental domestic market remains relatively flat as the economic pressures continues. Our abrasive division continues to enter new markets, however, our high tech products are subject to sale swings as a result of technological changes as well as purchasing practices by our customers. We are not aware of any conditions in the purchasing of raw material and/or labor markets that can effect the profitability of the Company. There is continued need for sales growth as a result of putting in line new facilities and equipment, inflationary costs, and general operating expense increases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources

The Company uses a number of measures of liquidity for internal management purposes. These measures include working capital and activity ratios, all of which are set forth below:

                                                 Year Ended June 30
                                     ------------------------------------------
                                        1996             1995            1994
                                     ----------       ----------      ---------

Working capital, the ability to meet short-term obligations:

         Working Capital              $4,717,375      $4,589,745      $3,003,840

         Working Capital Ratio           3.62:1          3.39:1          2.01:1

Activity ratios, which should be helpful in evaluating liquidity:

         Calendar days to convert sales
                to cash                   49              60              58

         Inventory turnover              2.25            2.33            2.07

         Inventory as a percent of
                working capital          69.6            70.1            93.8

         Sales to working capital        2.53            2.59            3.34


The Company's working capital at June 30, 1996 was $4,717,375 compared to $4,589,745, in 1995 representing an increase in the amount of $127,630. The component differences are reflected in the statement of cash flows.

Current assets increased $4,572 and current liabilities decreased $123,058.

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


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Responsibility for Preparation of Financial Statements:

The management of Moyco Technologies, Inc. is responsible for the integrity and objectivity of the financial statements. The financial statements and related notes were prepared by the Company using generally accepted accounting principles which were considered appropriate for the circumstances and necessarily include amounts based upon our best estimates and judgment. Financial data found elsewhere in this Annual Report is consistent with these financial statements.

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Shareholders
Moyco Technologies, Inc.:



         We have audited the consolidated balance sheets of Moyco Technologies, Inc. as of June 30, 1996 and 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years ended June 30, 1996. Our audits also included the consolidated financial statement schedule on page 40. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moyco Technologies, Inc. as of June 30, 1996 and 1995, and the results of its operations, and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.





Philadelphia, Pennsylvania
August 28, 1996

                            MOYCO TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                June 30
                                                       -------------------------
                                                           1996          1995
                                                       -----------   -----------

Current Assets
  Cash and Cash Equivalents                            $ 1,402,088   $ 1,097,323
  Accounts receivable, net of allowance for doubtful
    accounts of $78,990 in 1996 and $78,990 in 1995      1,600,764     1,932,913
  Note Receivable-trade                                     11,519        41,051
  Other Receivable                                           8,215       198,000
  Inventories                                            3,283,779     3,218,077
  Deferred Tax                                              68,856          -
  Prepaid Taxes                                            117,644          -
  Prepaid expenses                                          24,218        25,147
                                                       -----------   -----------


                  Total Current Assets                   6,517,083     6,512,511
                                                       -----------   -----------

Property, Plant and Equipment
  Land                                                     452,433       452,433
  Buildings and improvements                             4,386,877     4,172,201
  Automotive equipment                                      48,511        48,511
  Machinery and equipment                                4,822,188     4,586,844
  Furniture and fixtures                                   534,068       503,450
                                                       -----------   -----------

                                                        10,244,077     9,763,439

  Less:  Accumulated Depreciation                        4,350,226     3,771,798
                                                       -----------   -----------

                  Net Property, Plant and Equipment      5,893,851     5,991,641
                                                       -----------   -----------

Other Assets                                               133,080       479,513
                                                       -----------   -----------

                              TOTAL ASSETS             $12,544,014   $12,983,665
                                                       ===========   ===========
























See accompanying notes to consolidated financial statements.

                            MOYCO TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                 June 30
                                                       -------------------------
                                                           1996          1995
                                                       -----------   -----------

Current Liabilities
    Current maturities of long-term debt               $   895,408   $   526,954
    Accounts payable                                       381,372       963,231
    Accrued expenses:
      Payroll                                              205,092       194,556
      Interest                                              33,750        33,750
      Other                                                284,086       138,900
      Profit Sharing                                          --          15,000
      Income Tax                                              --          50,375
                                                       -----------   -----------

                  Total Current Liabilities              1,799,708     1,922,766
                                                       -----------   -----------


Long-term debt, net of current maturities                5,616,112     6,735,460

Net Deferred income taxes                                  152,704       174,864
                                                       -----------   -----------

                  Total Liabilities                      7,568,524     8,833,090
                                                       -----------   -----------


Shareholders' Equity
    Preferred stock, $.005 par value
      Authorized 2,500,000 shares,
      None issued
    Common stock, $.005 par value                           23,083        22,654
      Authorized 15,000,000 shares
      Issued and outstanding shares -
        4,616,640 in 1996 and
        4,530,790 in 1995
    Additional paid-in capital                           3,118,239     3,038,892
    Retained Earnings                                    1,955,121     1,209,982



Less:  Treasury stock 591,875 shares in 1996 and
       591,875 shares in 1995 at cost                      120,953       120,953
                                                       -----------   -----------

            Total Shareholders' Equity                   4,975,490     4,150,575
                                                       -----------   -----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $12,544,014   $12,983,665
                                                       ===========   ===========












See accompanying notes to consolidated financial statements.

                            MOYCO TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                   Year Ended June 30
                                        ---------------------------------------
                                            1996          1995           1994
                                        -----------   -----------   -----------

Net Sales                               $11,914,303   $11,880,186   $10,031,343

Cost of Sales                             7,299,860     7,022,454     5,692,546
                                        -----------   -----------   -----------

Gross Profit                              4,614,443     4,857,732     4,338,797

Operating Expenses                        3,617,865     3,438,201     3,246,350
                                        -----------   -----------   -----------

Income from operations                      996,578     1,419,531     1,092,447
                                        -----------   -----------   -----------

Other income (Expense)
  Interest Expense                     (    559,240) (    435,174) (    227,772)
  Other Income (Expense)                    138,635       126,623        42,750
  Donation of Building                         -     (     96,322)         -
  Casualty Loss                                -             -     (     46,571)
                                        -----------   -----------   -----------


Net Other (Expenses)                   (    420,605) (    404,873) (    231,593)
                                        -----------   -----------   -----------


Income before provision for
  income taxes, extraordinary item
  and cumulative effect of change
  in accounting principle                   575,973     1,014,658       860,854
                                        -----------   -----------   -----------


Provision for income taxes
  Current                                   126,139       442,925       388,359
  Deferred                             (     91,016)       35,419        20,479
                                        -----------   -----------   -----------


                                             35,123       478,344       408,838
                                        -----------   -----------   -----------

Income before effect of extraordinary
  item, and change in accounting
  principle                                 540,850       536,314       452,016
Extraordinary Item - Settlement
  of Lawsuit (less applicable income
  taxes of $151,271)                        204,289          -             -
Cumulative effect of change
  in accounting principle                      -             -           60,168
                                        -----------   -----------   -----------

Net Income                              $   745,139   $   536,314   $   391,848
                                        ===========   ===========   ===========











See accompanying notes to consolidated financial statements.

                            MOYCO TECHNOLOGIES, INC.

                                                          Year Ended June 30
                                               ----------------------------------------
                                                  1996          1995           1994
                                               -----------   -----------   ------------

Primary Earnings Per Common Share:
Earnings per common share
  before extraordinary item, and
  cumulative effect of change
  in accounting principle                         $.14           $.14           $.12
Extraordinary Item                                 .05             -              -
Cumulative effect of change
  in accounting principle                           -              -           ( .02)
                                                  ----           ----           ----

Earnings Per Common Share                         $.19           $.14           $.10
                                                  ====           ====           ====

Weighted average common shares
  outstanding                                   4,024,665      3,938,915      3,931,385
                                                =========      =========      =========

Fully-Diluted Earnings per Common Share:

Earnings per common share before
  extraordinary item and cumulative
  effect of change in accounting
  principle                                       $.13           $.14           $.12

Extraordinary Item                                 .05             -              -

Cumulative effect of change in
  accounting principle                              -              -             .02
                                                  ----           ----           ----

Earnings Per Common Share                         $.18           $.14           $.10
                                                  ====           ====           ====

Weighted average common shares
  outstanding                                   4,045,408      3,938,915      3,931,385
                                                =========      =========      =========






















See accompanying notes to consolidated financial statements.

                            MOYCO TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994






                      Number of Shares                         Amounts
                    -------------------     ---------------------------------------------
                                                       Additional
                    Common     Treasury     Common      Paid-In      Retained    Treasury
                    Stock       Stock       Stock       Capital      Earnings     Stock
                   ----------------------------------------------------------------------
June 30, 1993       4,519,340   591,205      22,597     3,035,502     281,820   ( 120,586)
- -------------

Net income                                                            391,848
 Employee
  Common stock
  Options exercised     2,100                    11         1,814
Reclassifications       2,950     1,800          14           358               (     367)
                    ---------   -------     -------    ----------  ----------    --------

June 30, 1994       4,524,390   593,005      22,622     3,037,674     673,668   ( 120,953)
- -------------

Net income                                                            536,314
 Employee
  Common stock
  Options exercised     1,500                     8         1,242
Reclassifications       4,900  (  1,130)         24   (        24)
                    ---------   -------     -------    ----------  ----------    --------

June 30, 1995       4,530,790   591,875      22,654     3,038,892   1,209,982   ( 120,953)
- -------------       ---------   -------     -------    ----------  ----------    --------

Net income                                                            745,139
 Employee
  Common stock
  Options exercised    85,850                   429        79,347
Reclassifications
                    ---------   -------     -------    ----------  ----------    --------

June 30, 1996       4,616,640   591,875      23,083     3,118,239   1,955,121   ( 120,953)
- -------------       =========   =======     =======    ==========  ==========    ========

























See accompanying notes to consolidated financial statements.

                            MOYCO TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                                          1996              1995               1994
                                                       ----------        ----------        --------
Cash flows from operating activities:
  Net income                                           $  745,139        $  536,314        $  391,848
   Adjustments to reconcile net income to
   net cash provided by operating activities
     Provision for bad debt allowance                        -               20,000              -
     Depreciation and amortization                        648,517           542,062           428,916
     (Gain) Loss on sale of Equipment                (     57,000)      (    15,489)             -
     Donation of Building                                    -               96,322              -
Change in assets and liabilities:
     Cash Value-Officers Life Insurance                      -          (     4,498)      (    18,162)
     (Increase) Decrease in deferred tax asset       (     68,856)            8,484       (    24,007)
     Increase (Decrease) in deferred tax liability   (     22,160)           26,935           104,654
     (Increase) Decrease in accounts receivable           332,149       (   280,567)      (    33,667)
     (Increase) Decrease in note receivable-trade          29,532       (    41,051)             -
     (Increase) Decrease in other receivable              189,785       (   198,000)             -
     (Increase) Decrease in inventory                (     65,702)      (   399,303)      (   138,106)
     (Increase) Decrease in prepaid expenses
       & taxes                                       (    116,715)            7,275       (     1,550)
     (Increase) Decrease in deposits and
       other assets                                       333,344            46,599       (   318,451)
      Increase (Decrease) in accounts payable        (    581,859)          677,944       (   148,222)
      Increase (Decrease) in accrued expenses              90,347       (   158,728)          254,501
                                                       ----------        ----------        ----------

Net Cash Provided by Operating Activities               1,456,521           864,299           497,754
                                                       ----------        ----------        ----------

Cash flows from investing activities
   Expenditures for property, plant & equipment      (    537,638)      ( 3,342,633)      ( 1,364,845)
   Mortgage Costs                                            -          (    21,233)             -
   Proceeds from Sale of Equipment                         57,000            22,500              -
                                                       ----------        ----------        ----------

Net Cash (Used) in Financing Activities              (    480,638)      ( 3,341,366)      ( 1,364,845)
                                                       ----------        ----------        ----------

Cash flows from financing activities
   Proceeds from exercise of Stock Options                 79,776             1,250             1,830
   Proceeds from long-term debt                           140,000         5,380,978         1,443,845
   Payments of long-term debt                        (    890,894)      ( 3,255,403)      (   271,809)
                                                       ----------        ----------        ----------

Net Cash provided by (Used) in financing
  activities                                         (    671,118)        2,126,825         1,173,866
Net Increase (Decrease) in cash and
   cash equivalents                                       304,765       (   350,242)          306,775
Cash and Cash Equivalents, Beginning of Period          1,097,323         1,447,565         1,140,790
                                                       ----------        ----------        ----------

Cash and Cash Equivalents, End of Period               $1,402,088        $1,097,323        $1,447,565
                                                       ==========        ==========        ==========

SUPPLEMENTAL DISCLOSURES:
     Interest Paid                                     $  559,240        $  501,649        $  227,772
                                                       ----------        ----------        ----------
     Income Taxes Paid                                 $  436,034        $  521,976        $  331,920
                                                       ----------        ----------        ----------

   Interest paid in 1995 included capitalized interest of $70,225.






See accompanying notes to consolidated financial statements.

                            MOYCO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995

Note 1:           Summary of Significant Accounting Policies

                  Nature of Business

                  The Company (formerly Moyco Industries, Inc.) manufactures dental waxes, dental supplies, endodontic material and equipment, pharmaceuticals, precision abrasives, commercial abrasives, and is a repacker of other disposable products for commercial and industrial use and sells to both domestic and international customers.

                  Principles of Accounting

                  Principles of Consolidation

                  The consolidated financial statements include the accounts of Moyco Technologies, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

                  Cash and Cash Equivalents

                  The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                  Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

                  Valuation of Inventories

                  Inventories are stated at the lower of cost or market. Costs of raw materials and cartons are determined by the first-in, first-out method. Labor and overhead included in work-in-process and finished goods are determined at average cost.

                  Property, Equipment and Depreciation

                  Property and equipment are stated at cost. Depreciation is computed by the straight-line method over the assets expected useful lives as follows:

                              Buildings and Improvements        10-25 Years
                              Machinery, Equipment, Furniture
                                 and Fixtures                    5-10 Years
                              Automotive Equipment                  3 Years

                  Depreciation charged to expense for the years ended June 30, 1996, 1995, and 1994 was $635,428, $531,376, and $418,891,
                  respectively.

                  Patents and Trademarks

                  The costs of patents and trademarks are capitalized and amortized to operations over their estimated useful lives or statutory lives, whichever is shorter. Amortization is computed by the straight-line method.

                            MOYCO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995


Note 1:           Summary of Significant Accounting Policies (Continued)

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

                  Reclassifications

                  Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year consolidated financial statements.

                  Research and Development

                  Research and development costs are charged to expense as incurred. The amounts charged for the years ended June 30, 1996, 1995, and 1994 were $6,661, $35,718, and $19,583, respectively.

                  Earnings Per Common Share

                  Earnings per common share have been computed by dividing earnings for each year by the weighted average number of common shares outstanding during each period.

                  Advertising Costs

                  Advertising costs are charged to expense as incurred. The amounts charged for the years ended June 30, 1996, 1995, and 1994 were $228,049, $251,984, and $243,748, respectively.

                  Fair Value of Financial Instruments

                  The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments:

                  Cash and Cash Equivalents

                  The carrying amount approximates fair value due to the relatively short period to maturity of these instruments.

                            MOYCO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995




Note 1:           Summary of Significant Accounting Policies (Continued)

                  Long-Term Debt

                  The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

                  The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 1996 and 1995:

                                              1996                     1995
                  --------------------------------------------------------------
                                     Carrying      Fair      Carrying      Fair
                                      Amount       Value      Amount       Value
                  --------------------------------------------------------------
                  Cash and Cash
                  Equivalents       $1,402,088  1,402,088 $1,097,323  $1,097,323

                  Accounts
                    Receivable       1,600,764  1,600,764  1,932,913   1,932,913

                  Accounts Payable
                    and Accrued
                    Expenses           904,300    904,300  1,395,812   1,392,812

                  Long-Term Debts
                    including current
                    portion          6,511,520  6,080,263  7,262,414   6,749,369
                  --------------------------------------------------------------


Note 2:           Inventories

                  The components of inventories are as follows:

                                                          June 30
                                                 ------------------------
                                                    1996          1995
                                                 ----------    ----------

                           Raw materials         $  761,072    $  813,185
                           Work-in-process          873,884       755,992
                           Finished goods         1,450,411     1,477,032
                           Cartons                  198,413       171,868
                                                 ----------    ----------
                                                 $3,283,780    $3,218,077
                                                 ==========    ==========

                            MOYCO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995

Note 3:      Long-Term Debt

             Long-term debt is summarized as follows:

                                                                                         JUNE 30
                                                                                -------------------------
                  Mortgages Payable                                                 1996          1995
                                                                                -----------    ----------
                  Banks
                  Mortgage payable in monthly installments of $6,569, including interest at .85% of prime (not to exceed 15%or be below
                  8.5%), which matures in August 2001. Rate at June 30, 1996
                  was 8.5%.                                                     $  306,827     $  351,260

                  Mortgage payable in monthly installments of $5,053 including interest at 8.75% for five years and at prime plus 1% for the
                  remaining term through maturity December 1, 2009.                479,696        496,805

                  Mortgage payable in monthly installments of $14,950 including interest at 9.25% for five years and at prime plus 1% for the
                  remaining term through maturity May 1, 2010.                   1,403,848      1,448,847

                  Mortgages Payable
                  Municipal Authorities
                  Mortgage payable in 180 monthly installments
                  of $1,952, including interest at 2% which
                  matures April 1, 2010.                                            278,314        295,200

                  Mortgage payable in 180 monthly installments
                  of $6,371, including interest at 2% which
                  matures July 1, 2010.                                             932,735        990,126

                  Other
                  Note payable due December 31, 1997 with
                  monthly interest only payments at prime
                  beginning July 1995 until maturity.                                  -           350,000

                  Auto loan payable in forty-eight monthly
                  installments of $838 plus interest at 7.75%.                       18,764         30,176

                  Commercial term note payable in monthly installments of
                  $30,000 plus interest at prime rate plus 1/2% beginning
                  August 1, 1995 which matures August 1, 2000.                    1,470,000      1,800,000

                  Note payable in monthly installments of $2,333 plus interest at 8.65% beginning November 1, 1995 which matures
                  November 1, 2000.                                                 121,336           -

                  Note payable in quarterly interest-only
                  payments through 1996.  Thereafter, twenty
                  equal quarterly payments including principal
                  and interest at prime.  (interest rate not
                  to exceed 10% or be below 8%).  Rate at
                  June 30, 1996 was 8.25%.  Subordinated to
                  prime lender.                                                  1,500,000      1,500,000
                                                                                ----------     ----------
                                                                                 6,511,520      7,262,414
                  Less:  Current Maturities                                    (   895,408)   (   526,954)
                                                                                ----------     ----------

                                                                                $5,616,112     $6,735,460
                                                                                ==========     ==========

                                  Page 24 of 41

                            MOYCO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995



Note 3:           Long-Term Debt (Continued)

                  Substantially all of the Company's assets are pledged as collateral for the long-term debt.

                  As of June 30, 1996 long-term debt matures as follows:

                        Twelve Months Ending June 30,

                        1997              $  895,408
                        1998                 906,765
                        1999                 911,835
                        2000                 926,771
                        2001                 594,330
                    Thereafter             2,276,411
                                           ---------
                                          $6,511,520
                                          ==========


Note 4:           Employee Benefit Plans

                  Profit Sharing Plan

                  The Company has a non-contributory profit sharing plan for its employees who have completed one full year of service and have attained the age of 21. The Company, at the discretion of the Board of Directors may make contributions to the plan. The contributions cannot exceed the maximum amount which will constitute an allowable deduction for federal income tax purposes and is based on the Company's profitability and shall be paid from the Company's net earnings and/or retained earnings.

                  A participating employee's full account becomes payable upon normal retirement, or upon retirement at any age due to disability, or upon death to the employee's designated beneficiary. In the event employment is terminated before normal retirement, a portion of the Company's contribution is forfeited unless the employee has at least seven full years of service.

                  The contribution expense for the years ended June 30, 1996, 1995 and 1994 was $0, $15,000 and $25,000, respectively.

                            MOYCO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995


Note 4:           Employee Benefit Plans (Continued)

                  Employee Savings Plan

                  The tax deferred employee savings and protection plan under
                  Section 401(K) of the Internal Revenue Code for all eligible employees. This plan allows an employee to contribute between 3% and 10% of his salary, including overtime pay, bonus and commissions, to the plan and these contributions are not subject to current federal income taxes. The Company will contribute 50% of the employee's contributions, to a maximum of 3% of the employee's salary subject to the deferral limit (IRC Sec. 401 (a)(30)). Participants are at all times fully vested in their contributions and the Company contributions become vested to the participant at various percentages based on the employee's years of service with 20% vested after three years of service and 20% for each year thereafter.

                  The contribution expense for the years ended June 30, 1996, 1995 and 1994 was $64,509, $62,220 and $58,608, respectively.


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

                  Financial information concerning the operations in each of the Company's business segments for the years ended June 30, 1996, 1995 and 1994 is as follows:

                                                     Year Ended June 30
                                         ---------------------------------------
                                            1996           1995          1994
                                         -----------   -----------   -----------

            Sales
              Domestic and U.S. Government
               Customers
                 Dental Supplies         $ 6,662,894   $ 6,624,273   $ 5,817,816
                 Precision Abrasives       3,981,706     4,074,581     3,250,837
              International customers
                 Dental Supplies             833,918       775,495       641,272
                 Precision Abrasives         435,785       405,837       321,418
                                         -----------   -----------   -----------

                                         $11,914,303   $11,880,186   $10,031,343
                                         ===========   ===========   ===========

                            MOYCO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995





Note 5:           Business Segments  (Continued)

                                                              Year Ended June 30
                                                  ----------------------------------------
                                                     1996           1995          1994
                                                  -----------    -----------   -----------

                  Gross Profit
                  Dental Supplies                 $ 3,196,272    $ 3,487,510   $ 3,344,223
                  Commercial abrasive materials     1,418,171      1,370,222       994,574
                                                  -----------    -----------   -----------

                                                    4,614,443      4,857,732     4,338,797
                  Operating expenses                3,617,865      3,438,201     3,246,350
                                                  -----------    -----------   -----------

                  Income from operations          $   996,578    $ 1,419,531   $ 1,092,447
                                                  ===========    ===========   ===========


                  Identifiable Assets
                  Corporate                       $ 1,745,886    $ 1,799,983   $ 1,991,053
                  Dental Supplies                   3,776,974      7,570,516     5,262,739
                  Commercial Montgomeryville
                    abrasive materials              7,021,154      3,613,166     2,512,099
                                                  -----------    -----------   -----------

                                                  $12,544,014    $12,983,665   $ 9,765,891
                                                  ===========    ===========   ===========


                  Depreciation expense
                  Dental Supplies                 $   404,269    $   367,747   $   316,528
                  Commercial abrasive materials       231,159        163,629       102,363
                                                  -----------    -----------   -----------

                                                  $   635,428    $   531,376   $   418,891
                                                  ===========    ===========   ===========


                  Capital expenditures
                  Dental Supplies                 $   255,740    $ 2,254,105   $   735,346
                  Commercial abrasive materials       281,898      1,088,528       629,499
                                                  -----------    -----------   -----------

                                                  $   537,638    $ 3,342,633   $ 1,364,845
                                                  ===========    ===========   ===========



                  For the years ended June 30, 1996, 1995 and 1994 net sales to various agencies of the U.S. Government represented 1.6%, 1% and 1% respectively, of the Company's total net sales.

                            MOYCO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995







Note 6:           Quarterly Results (Unaudited)

                  The following tables summarize quarterly financial data for the fiscal year's ended June 30, 1996 and 1995:

                                                     1996
                          -----------------------------------------------------------
                             First      Second       Third      Fourth       Total
                            Quarter     Quarter     Quarter     Quarter      Year
                          ----------  ----------  ----------  ----------  -----------

Year ended June 30, 1996
  Net Sales               $2,710,084  $3,181,420  $2,879,413  $3,143,386  $11,914,303
  Cost of Sales (*)        1,662,983   1,776,816   1,754,900   2,105,161    7,299,860
                          ----------  ----------  ----------  ----------  -----------

  Gross Profit             1,047,101   1,404,604   1,124,513   1,038,225    4,614,443
  Operating Expenses         834,889     884,041     857,974   1,040,961    3,617,865
                          ----------  ----------  ----------  ----------  -----------

Income from operations       212,212     520,563     266,539 (     2,736)     996,578

Other (expense) income
  Interest (expense)     (   163,249)(   212,788)(   129,628)(    53,575)(    559,240)
  Other income                69,273 (       857)      9,098      61,121      138,635

Less provision (benefit)
  for income taxes            49,758     129,168 (    76,410)(    67,393)      35,123
                          ----------  ----------  ----------  ----------  -----------


Net Income before
  extraordinary item      $   68,478  $  177,750  $  222,419  $   72,203  $   540,850

Extraordinary Item -
  Settlement of Lawsuit
(Less applicable income
taxes of 151,271)               -           -        206,388 (     2,099)     204,289
                          ----------  ----------  ----------  ----------   ----------

     Net Income           $   68,478  $  177,750  $  428,807  $   70,104   $  745,139
                          ==========  ==========  ==========  ==========   ==========

Primary Earnings Per Share   $.02        $.04        $.11        $.02         $.19
                             ====        ====        ====        ====         ====

Fully-Diluted Earnings
   Per Share                 $.02        $.04        $.11        $.01         $.18
                             ====        ====        ====        ====         ====



         * During the current year, the first three quarters' inventory computation was based on the prior year's gross profit percentages, which overall was 40.9%. The year end actual inventory valuation resulted in a 38.7% gross profit percentage. Therefore, fourth quarter results reflect the entire years percentage decrease. The gross profit percentage decrease was a result of increased costs due to expansion and construction of two facilities in the year ended June 30, 1996.

                            MOYCO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995







Note 6:           Quarterly Results (Unaudited) (Continued)

                                                    1995
                           ----------------------------------------------------------
                             First      Second       Third      Fourth       Total
                            Quarter     Quarter     Quarter     Quarter      Year
                          ----------  ----------  ----------  ----------  -----------

Year ended June 30, 1995
  Net Sales               $2,839,429  $2,867,621  $2,875,029  $3,298,107  $11,880,186
  Cost of Sales            1,647,107   1,790,020   1,641,438   1,943,889    7,022,454
                          ----------  ----------  ----------  ----------  -----------

  Gross Profit             1,192,322   1,077,601   1,233,591   1,354,218    4,857,732
  Operating Expenses         835,186     788,662     861,413     952,940    3,438,201
                          ----------  ----------  ----------  ----------  -----------

Income from operations       357,136     288,939     372,178     401,278    1,419,531

Other (expense) income
  Interest (expense)     (   103,919)(    59,010)(   121,519)(   150,726)(    435,174)
  Other income                49,178       8,398      47,998      21,049      126,623
  Donation of Building          -           -    (    96,322)       -    (     96,322)

Less provision for income
  taxes                      127,263      98,350     131,082     121,649      478,344
                          ----------  ----------  ----------  ----------  -----------


Net Income                $  175,132  $  139,977  $   71,253  $  149,952  $   536,314
                          ==========  ==========  ==========  ==========  ===========


Primary Earnings Per Share   $ .04       $ .04       $ .02       $ .04        $ .14
                             =====       =====       =====       =====        =====

Fully-Diluted Earnings
   Per Share                 $ .04       $ .04       $ .02       $ .04        $ .14
                             =====       =====       =====       =====        =====

                            MOYCO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995


Note 7:           Income Taxes

                  The provision for income taxes consists of the following:

                                                    1996        1995       1994
                                                  --------    --------   ------

                  Currently payable:
                    Federal (net of tax credits)  $ 87,345    $314,442   $275,215
                    State                           38,794     128,483    113,144
                                                  --------    --------   --------

                                                   126,139     442,925    388,359
                                                  --------    --------   --------

                  Deferred:                      (  91,016)     35,419     20,479
                                                  --------    --------   --------

                  Income taxes before
                  extraordinary item and
                  cumulative effect of
                  accounting change               $ 35,123    $478,344   $408,838
                                                  ========    ========   ========


                  Deferred income taxes result from the tax effect of transactions which are recognized in different periods for financial and tax reporting purposes. Significant components of deferred income taxes and their related impact on deferred income tax expense are as follows:

                                                    1996        1995       1994
                                                  --------    --------   ------

                  Cumulative effect of
                  accounting change             $   -       $   -        $ 60,168
                  Accelerated depreciation       ( 152,704)     26,935     44,486
                  Contributions carry over            -      (     333)       -
                  Vacation and bonus accrual        41,999        -           -
                  Other                             19,689       8,817  (  24,007)
                                                  --------    --------   --------

                                                 ($ 91,016)   $ 35,419   $ 80,647
                                                  ========    ========   ========


                  A reconciliation of the U.S. Federal Income Tax rate to the effective income tax rate is as follows:

                                                    1996        1995        1994
                                                  --------    --------    ------

                  Federal taxes at graduated
                     rates from 15% to 39%          12.2%       31.0%       32.0%
                                                    =====       =====       =====

                  State taxes                        7.8%       12.7%       13.1%
                                                    =====       =====       =====

                  Effective income tax rate         20.0%       43.7%       45.1%
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

                            MOYCO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995



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

Note 10:          Notes Payable, Bank

                  The Company had an unsecured line of credit with a Bank in the amount of $2,000,000 with interest of 1% above the bank's prevailing prime interest rate. There was $0 drawn upon the line of credit at June 30, 1996 and 1995.


Note 11:          Letters of Credit - Bank

                  The Company had a letter of credit with a bank. $50,000 issued December 6, 1994 expiring December 6, 1997, whose beneficiary is the Montgomery County Industrial Authority. The Company had another letter of credit with a bank for $100,000 issued May 1, 1995 expiring May 2, 1996 whose beneficiary was the Pennsylvania Industrial Development Authority. The beneficiaries were both holders of mortgages on part of the Company's buildings. At June 30, 1995 and 1996 there were no funds drawn on these letters of credit.

                            MOYCO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995




Note 12:          Legal Proceedings

                  The Company had filed suit against two defendants in one action for patent infringement. This suit was settled in 1996 and has been treated as an extraordinary item.


Note 13:          Subsequent Event

                  In August 1996, the Company purchased Thompson Dental Mfg. Co. of Missoula, Montana, a leading manufacturer of dental hand instruments and related products. Thompson Dental will operate as a wholly-operated subsidiary of Moyco.


Note 14:          Stock Option

                  The Company adopted an incentive stock option plan on October 30, 1992. The plan provides that key employees and directors may be awarded options not to exceed 200,000 shares of the Company's stock. Under the plans, options are granted at a price not less than the fair market value at the grant date and generally become exercisable upon date of grant. In all cases, options expire ten years after grant. Of the total options authorized for issuance, 111,800 shares had been granted and 92,250 shares have been exercised.

                  The following summarizes the stock option transactions during the year ended June 30, 1996.


                    Outstanding                                     Outstanding
                   July 1, 1995   Granted   Exercised  Cancelled   June 30, 1996
- --------------------------------------------------------------------------------

Shares under
 Option I             71,100       1,000      67,100       -           5,000

Option price            $.75        $.75        $.75       -            $.75

Shares under
  Option II           14,400        -         13,400       1,000         -

Option Price           $1.00        -          $1.00       $1.00         -

Shares under
  Option III             -        17,300       5,350        -         11,950

Option Price             -         $3.00       $3.00        -          $3.00


                  Shares available for future grant were 88,200 shares at June 30, 1996.

                            MOYCO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995




Note 15:          Concentration of Credit Risk

                  The Company had funds in three banks in excess of federally insured limits by $539,845 at June 30, 1996.


Note 16:          Building Donation

                  In March 1995 the Company donated its Philadelphia building to a qualified charity. At the time of the donation the book value of the building was $96,323 which is reflected in these financial statements as donation expense as part of other expense. The fair market value of the building was appraised at $125,000 at the time of the donation.


Note 17:          Capitalized Interest

                  The Company capitalized $70,225 of interest costs paid as part of their two construction projects completed during the year ended June 30, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND CONSOLIDATED FINANCIAL DISCLOSURE

                  NONE

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(1)               Executive Officers of the Registrant:


                  (a) The names, ages and positions with the Registrant of all of the executive officers of the Registrant, none of whom are related by blood, marriage or adoption to each other, are as follows:


                        Name                 Age          Position with the Registrant
                        ----                 ---          ----------------------------
                  Marvin E. Sternberg         62       Chairman of the Board and President


                  Jerome Lipkin               62                 Vice-President


                  William Woodhead            59               Secretary/Treasurer


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

                         Name                  Age        Other Positions with Registrant
                         ----                  ---        -------------------------------

                  Marvin E. Sternberg           62      Chairman of the Board and President

                  Irvin Paul                    66                    None

                  Marvin Cravetz                59                    None

                  Jerome Lipkin                 62                Vice-President

                  William Woodhead              59              Secretary/Treasurer

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


ITEM 11.          EXECUTIVE COMPENSATION

                  The following table shows for fiscal years ending June 30, 1996, 1995 and 1994, the cash compensation as well as certain other compensation paid to the named executive officers:

                           SUMMARY COMPENSATION TABLE



                                                               |      Long Term Compensation        |
                                                               --------------------------------------
                           Annual Compensation                 |          Awards          | Payouts |
                     --------------------------------------------------------------------------------
                                                               |                          |         |
                                                               |               Securities |  Long   |
                                                       Other   |                 Under-   |  Term   |
     Name                                              Annual  |  Restricted     lying    |Incentive| All Other
     and                                               Compen- |    Stock        Options/ |  Plan   |   Compen-
     Principal                                         sation  |   Award(s)       SARs    | Payouts |   sation
     Position       Year    Salary ($)    Bonus ($)      ($)   |      ($)         (#)     |   ($)   |    ($)
     ---------      ----    ----------    ---------    -------    ----------   ----------   -------   ------
Marvin E. Sternberg                                            |                          |         |
  Chairman of the                                              |                          |         |
 Board & President  1996     $270,000           0          0   |        0            0    |      0  |   $3,450
                    1995      270,000           0          0   |        0            0    |  1,450  |    4,620
                    1994      275,000           0          0   |        0            0    |  2,416  |    4,620
   Jerome Lipkin                                               |                          |         |
   Vice-President   1996      112,470      10,000          0   |        0            0    |      0  |    3,587
                    1995      103,200      10,000          0   |        0            0    |    630  |    4,448
                    1994       96,400      10,000          0   |        0            0    |  1,050  |    4,244
                                                               |                          |         |
 William Woodhead   1996       78,200      10,000      4,800   |        0            0    |      0  |    2,550
    Treasurer       1995       70,900      10,000      4,800   |        0            0    |    464  |    2,427
                    1994       69,150      10,000      4,800   |        0            0    |    744  |    2,374

ITEM 11.          EXECUTIVE COMPENSATION  (Continued)

                  STOCK OPTIONS


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



               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values



                                                       Number of         Value of
                                                       Securities       Unexercised
                                                       Underlying       In-the-Money
                                                       Unexercised      Options/SARs
                     Shares                            Options/SARs     at FY-End ($)
                     Acquired on       Value Realized  at FY-End (#)   Exercisable(2)/
      Name           Exercise (#) (1)   ($) (2)        Exercisable    Unexercisable
      ----           ----------------  --------------  -------------  -------------

Marvin E. Sternberg      10,000            $74,028            0             0/0
Jerome Lipkin            10,000            $64,500            0             0/0
William Woodhead         10,000            $46,250            0             0/0




         (1) Upon exercise of an option, the optionee must pay the exercise price in cash.
         (2) Represents the difference between the fair market value of the common stock underlying the option and the exercise price at exercise, or fiscal year-end, respectively.


                  EMPLOYEE BENEFIT PLANS

                  The information under Note 4 "Employee Benefit Plans" of the consolidated financial statements appearing on page 25 of 41 the Form 10K is incorporated herein by reference. All officers and and employee directors participate in the programs on the same terms as other salaried employees.


                  DIRECTORS COMPENSATION

                  Directors do not receive any compensation for serving as directors.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  (a) The following table sets forth information as of June 30, 1996 with respect to any person who is known to the Registrant to be the beneficial owner of more than 5% of any class of Registrant's voting securities:

                                                      Shares         Percentage
                                                   Beneficially          of
            Title of Class   Name and Address         Owned             Class
            --------------   ----------------      ------------      ----------

             Common Stock    Marvin E. Sternberg   2,897,815 (1) (2)   72.00%
                             937 Mt. Pleasant Rd.
                             Bryn Mawr, PA  19010

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

                  (b) The following table sets forth information, as of June 30, 1995, as to each class of equity securities of the Registrant beneficially owned, directly or indirectly, by all directors and officers of the Registrant, as a group:

                                                        Shares Beneficially  Percentage
                  Title of Class  Beneficial Owner           Owned (1)        of Class
                  --------------  ----------------      -------------------  ---------

                  Common Stock    Marvin E. Sternberg        2,897,815         72.00%
                  Common Stock    Irvin Paul                      -
                  Common Stock    Marvin Cravetz                  -
                  Common Stock    Jerome Lipkin                128,650          3.20%
                  Common Stock    William Woodhead              10,025           .25%
                  Common Stock    All Officers and
                                   Directors (5 in number)   3,036,490         75.45%

                           (1) Refer to Footnotes (1) and (2) of previous table.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                           No director or officer had any material interest,
                  direct or indirect, in any business transaction of the Company during the period July 1, 1995 through June 30, 1996, or in any such proposed transaction.

                                     PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                      Page No.
                                                                      --------
(a)      1.       Financial statements

                  Included in Part II of this report

                   Report of independent certified public accountants      14
                   Consolidated Balance sheets at June 30, 1996
                      and 1995                                           15-16
                   Consolidated Statements of operations for the
                      three years ended June 30, 1996                    17-18
                   Consolidated Statements of changes in
                      shareholders' equity for the three years
                      ended June 30, 1996                                  19
                   Consolidated Statements of cash flows for the three
                     years ended June 30, 1996                             20
                   Notes to consolidated financial statements            21-33


         2.       Financial statement schedules

                  Included in Part IV of this report

                  For the three years ended June 30, 1996
                         Schedule II Valuation and qualifying accounts


         All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in the financial statements or notes thereto.

         3.       Exhibits required to be filed by Item 601 Regulation S-K:

                  23       Consent of Heffler, Radetich & Saitta L.L.P.

                  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.


(b)      Reports on Form 8-K  -  NONE.

                                                                     SCHEDULE II


                            MOYCO TECHNOLOGIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                     FOR THE THREE YEARS ENDED JUNE 30, 1996

================================================================================

  Column A          Column B       Column C         Column D        Column E
  --------         ----------    -----------      -----------      ---------
                                  Additions
                    Balance                                         Balance
                      at                            Accounts           at
                   Beginning     Charged to         Written          End of
                   of Period      Expense           Off (1)          Period
                   ---------     ----------         -------          ------

Allowance for
 doubtful
 receivables:


June 30, 1996      $78,990       $   -             $   -             $78,990
                   =======       ========          ========          =======



June 30, 1995      $58,990       $ 20,084          $     84          $78,990
                   =======       ========          ========          =======



June 30, 1994      $70,351       $   -             $ 11,361          $58,990
                   =======       ========          ========          =======














(1) Represents accounts written off against the reserve.

                                   SIGNATURES




         Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MOYCO INDUSTRIES, INC.




                                     BY: /s/ Marvin E. Sternberg
                                         --------------------------------------
                                         Marvin E. Sternberg
                                         President and Chief Executive Officer
                                         Chairman of the Board


Dated: September 20, 1996
      ----------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Marvin E. Sternberg           President and Chief Executive Officer
- ---------------------------
Marvin E. Sternberg



                                               Dated: September 20, 1996
                                                     --------------------------



/s/ Jerome Lipkin                 Vice President and Director
- ---------------------------       Executive Officer
Jerome Lipkin



                                               Dated: September 20, 1996
                                                     --------------------------



/s/ William Woodhead              Secretary/Treasurer and
- ---------------------------       Director
William Woodhead



                                               Dated: September 20, 1996
                                                     --------------------------

                                                                     SCHEDULE 23










                                     CONSENT





We consent to the incorporation by reference in the Annual Report (Form 10-K) of Moyco Technologies, Inc. of our report dated August 28, 1886, included in the 1996 Annual Report to Shareholders of Moyco Technologies, Inc.

Our audits also included the financial statement schedules of Moyco Technologies, Inc. listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                          /s/ Heffler, Radetich & Saitta L.L.P.
                                          -------------------------------------
                                          Heffler, Radetich & Saitta L.L.P.




Philadelphia, PA
September 20, 1996