Form 10-Q
period 1996-09-30
MOYCO TECHNOLOGIES INC
filed 1996-11-14
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934






Three Months Ended September 30, 1996                 Commission File No. 0-4123






                           MOYCO TECHNOLOGIES, INC.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


          Pennsylvania                                23-1697233
-----------------------------             ---------------------------------
(State or other Jurisdiction)             (IRS Employer Identification No.)



           200 Commerce Drive, Montgomeryville, PA            18936
--------------------------------------------------------------------------------
*(Address of Principal Executive Offices)                    (Zip Code)


           200 Commerce Drive, Montgomeryville, PA            18936
--------------------------------------------------------------------------------
*(As of June 1995 Principal Executive Offices)


Registrant's telephone number, including area code:  (215) 855-4300


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.




                   YES   X                NO
                       -----                 -----


On September 30, 1996, there were 4,140,340 shares of the Registrant's common stock outstanding.

Item 1.  Financial Information




                            MOYCO TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS





                                                   September 30,
                                                        1996         June 30,
     ASSETS (Substantially Pledged) (Note 3)        (Unaudited)        1996
                                                   ------------    ------------

Current Assets
  Cash and Cash Equivalents                        $  1,516,948    $  1,402,088
  Accounts receivable, net of doubtful account
    allowances of $132,755 at September 30, 1996
    and $78,990 at June 30, 1996                      1,828,658       1,600,764
  Note Receivable-Trade                                    --            11,519
  Other Receivable                                         --             8,215
  Inventories, estimated (Note 1 and 2)               4,035,066       3,283,779
  Deferred Taxes                                         68,856          68,856
  Prepaid Taxes                                         120,944         117,644
  Prepaid expenses                                       69,231          24,218
                                                   ------------    ------------

         Total Current Assets                         7,639,703       6,517,083
                                                   ------------    ------------




Property, Plant and Equipment
  Land                                                  602,433         452,433
  Buildings and improvements                          4,558,228       4,386,877
  Automotive equipment                                   48,511          48,511
  Machinery and equipment                             5,340,203       4,822,188
  Furniture and fixtures                                637,509         534,068
                                                   ------------    ------------
                                                     11,186,884      10,244,077
  Less:  Accumulated Depreciation                    (4,519,164)     (4,350,226)
                                                   ------------    ------------

         Net Property, Plant and Equipment            6,667,720       5,893,851
                                                   ------------    ------------


Other Assets                                          1,082,145         133,080
                                                   ------------    ------------


                                    TOTAL ASSETS   $ 15,389,568    $ 12,544,014
                                                   ============    ============















See accompanying notes.

                                                     September 30,
                                                         1996         June 30,
            LIABILITIES AND SHAREHOLDERS' EQUITY     (Unaudited)       1996
                                                     -----------   -----------
Current Liabilities
    Current maturities of long-term debt (Note 3)    $   934,234   $   895,408
    Accounts payable                                     583,271       381,372
    Accrued expenses:
      Payroll                                            145,314       205,092
      Interest                                            33,750        33,750
      Other                                              469,389       284,086
      Corporate Taxes                                     68,405          --
                                                     -----------   -----------

            Total Current Liabilities                  2,234,363     1,799,708

Long-term debt, net of current maturities              6,382,471     5,616,112
Accrued Liabilities - Long Term                          450,000          --
Deferred income taxes                                    381,964       152,704
                                                     -----------   -----------

            Total Liabilities                          9,448,798     7,568,524
                                                     -----------   -----------

Shareholders' Equity
    Preferred stock, $.005 par value                        --            --
      Authorized 2,500,000 shares,
      None issued
    Common stock, $.005 par value                         24,159        23,083
      Authorized 15,000,000 shares
      Issued 4,732,215 shares
    Additional paid-in capital                         3,933,433     3,118,239
    Retained Earnings                                  2,104,131     1,955,121

Less: Treasury stock 591,875 shares at September 30,
        1996 and at June 30, 1996, at cost           (   120,953)  (   120,953)
                                                     -----------   -----------


            Total Shareholders' Equity                 5,940,770     4,975,490
                                                     -----------   -----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $15,389,568   $12,544,014
                                                     ===========   ===========

                            MOYCO TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)



                                                          SEPTEMBER 30
                                                    ------------------------
                                                       1996          1995
                                                    ----------    ----------

Net Sales                                           $3,245,693    $2,710,084

Cost of Sales                                        1,970,953     1,662,983
                                                    ----------    ----------

Gross Profit                                         1,274,740     1,047,101
Operating Expenses                                     898,115       834,889
                                                    ----------    ----------

Income from Operations                                 376,625       212,212
                                                    ----------    ----------


Other Income (Expenses)
  Interest Expense                                 (   175,926)  (   163,249)
  Other Income                                          24,412        69,273
  Loss on Sale of Fixed Assets                     (     7,696)         -
                                                    ----------    ----------

Total Other Income (Expense)                       (   159,210)  (    93,976)
                                                    ----------    ----------


Income Before Provision for Income Taxes               217,415       118,236
                                                    ----------    ----------


Provision for Income Taxes                              68,405        49,758
                                                    ----------    ----------

Net Income                                             149,010        68,478


Retained Earnings, beginning of period               1,955,121     1,209,982
                                                    ----------    ----------


Retained Earnings, end of period                    $2,104,131    $1,278,460
                                                    ==========    ==========



Earnings per Share                                  $     0.04    $     0.02
                                                    ==========    ==========

Weighted Average Number of Common Shares             4,118,738     4,009,415
                                                    ==========    ==========

















See accompanying notes.

                            MOYCO TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)


                                                                   SEPTEMBER 30
                                                            -------------------------
                                                                1996          1995
                                                            ----------     ----------
Net cash provided by operating activities                   $   21,071     $  128,779

Cash flows from investing activities
  (Expenditures) Retirements for property, plant and
  equipment                                                (    46,111)   (   300,459)
  Expenditures for equipment deposits                             -       (   277,938)
                                                            ----------     ----------

  Net Cash (used in) investing activities                  (    46,111)   (   578,397)
                                                            ----------     ----------


Cash flows from financing activities
  Reduction of long-term debt obligations                  (   611,524)   (   114,734)
  Proceeds from exercise of options                              1,424           -
  New borrowings of long-term debt                             750,000        700,000
                                                            ----------     ----------

  Net cash Provided by financing activities                    139,900        585,266
                                                            ----------     ----------

Net Increase (Decrease) in cash                                114,860        135,648

Cash and cash equivalents, beginning of period               1,402,088      1,097,323
                                                            ----------     ----------

Cash and cash equivalents, end of period                    $1,516,948     $1,232,971
                                                            ==========     ==========




       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
       -------------------------------------------------------------------


Equipment sold for retirement of debt                   $   18,339     $     -
                                                        ==========     =======

Merger accounted for under the purchase method:
  Step-up in basis of assets to fair value              $  492,579     $     -
  Goodwill                                                 874,966           -
  Deferred taxes                                       (   230,260)          -
  Liabilities assumed or created                            48,654           -
                                                        ----------     -------

Excess of Purchase Price over Net Assets Acquired       $1,185,939     $     -
                                                        ==========     =======











See accompanying notes.

                                             MOYCO TECHNOLOGIES, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                SEPTEMBER 30, 1996
                                                    (UNAUDITED)

Note 1:           Summary of Significant Accounting Policies

                  Nature of Business

                  The Company manufacturers professional Dental waxes, supplies, instruments, mirrors, endodontic materials and equipment, medicaments, precision abrasives, commercial abrasives, CMP materials, and is a repacker of other disposable products for commercial and industrial use and sells to both domestic and international customers.

                  Principles of Accounting

                  The balance sheet as of September 30, 1996 and the related statements of operations and retained earnings, and cash flows for the three months ended September 30, 1996 and 1995 are unaudited in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

                  Principles of Consolidation

                  The consolidated financial statements include the accounts of Moyco Technologies, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

                  The assets and liabilities of Thompson Dental Manufacturing Co., Inc. have been consolidated with the Company as of August 8, 1996 (purchase date).

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

                            MOYCO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

Note 1:           Summary of Significant Accounting Policies  (Continued)

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

                  Earnings Per Common Share

                  Earnings per common share have been computed by dividing earnings for each period by the weighted average number of common shares outstanding during each period.

                  Advertising Costs

                  Advertising costs are charged to expense as incurred.

                  Fair Value of Financial Instruments

                  The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments.

                            MOYCO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

Note 1:           Summary of Significant Accounting Policies  (Continued)

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

                  The following table presents the carrying amounts and estimated fair values of the Company's financial instruments:

                                    September 30, 1996            June 30, 1996
                  -------------------------------------------------------------
                                     Carrying    Fair     Carrying     Fair
                                      Amount     Value     Amount      Value
                  -------------------------------------------------------------

                  Cash and Cash
                    Equivalents     $1,516,948 $1,516,948 $1,402,088 $1,402,088

                  Accounts
                    Receivable       1,828,658  1,828,658  1,600,764  1,600,764

                  Accounts Payable
                    and Accrued
                    Expenses         1,750,129  1,750,129    904,300    904,300

                  Long-Term Debts
                    including current
                    portion          7,316,705  6,897,291  6,511,520  6,080,263
                  -------------------------------------------------------------

Note 2:           Inventories

                  The components of inventories are as follows:

                                                    September 30,     June 30,
                                                        1996           1996
                                                    ------------    ----------

                           Raw materials             $  830,809     $  761,072
                           Work-in-process            1,132,793        873,884
                           Finished goods             1,849,567      1,450,411
                           Cartons                      221,897        198,412
                                                     ----------     ----------

                                                     $4,035,066     $3,283,779
                                                     ==========     ==========

                                             MOYCO TECHNOLOGIES, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                SEPTEMBER 30, 1996
                                                    (UNAUDITED)

Note 3:           Long-Term Debt

                  Long-term debt is summarized as follows:

                                                                                                       September 30,   June 30,
                                                                                                           1996          1996
                                                                                                       ------------   -------
                  Mortgages Payable
                  Banks
                  Mortgage payable in monthly installments of $6,569, including interest at .85% of prime (not to exceed 15% or be below
                  8.5%), which matures in August 2001.
                  Rate at June 30, 1996 was 8.5%.                                                     $  294,973    $   306,827

                  Mortgage payable in monthly installments of $5,053 including interest at 8.75% for five years and at prime plus 1% for the
                  remaining term through maturity December 1, 2009.                                      475,235        479,696

                  Mortgage payable in monthly installments of $14,950 including interest at 9.25% for five years and at prime plus 1% for the
                  remaining term through maturity May 1, 2010.                                         1,392,105      1,403,848

                  Mortgages Payable
                  Municipal Authorities
                  Mortgage payable in 180 monthly installments of $1,952,
                  including interest at 2% which matures April 1, 2010.                                  273,861        278,314

                  Mortgage payable in 180 monthly installments of $6,371,
                  including interest at 2% which matures July 1, 2010.                                   918,355        932,735

                  Other
                  Auto loan payable in forty-eight monthly
                  installments of $838 plus interest at 7.75%.                                            16,250         18,764

                  Commercial term note payable in monthly installments of
                  $30,000 plus interest at prime rate plus 1/2% beginning August
                  1, 1995 which matures August 1, 2000.                                                1,380,000      1,470,000

                  Note payable in monthly installments of $2,333 plus interest at 8.65% beginning November 1, 1995 which matures
                  November 1, 2000.                                                                      114,337        121,336

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

                            MOYCO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


Note 3:           Long-Term Debt (Continued)

                                                                                            September 30,   June 30,
                                                                                                1996          1996
                                                                                            -------------   -------
                  Note payable to bank, due August 2002, interest at 8.25%,
                  interest only payable monthly through August 1997. Monthly payments of $15,297, including interest, are due thereafter
                  through August 2002.                                                       $  750,000    $      -

                  Mortgage payable due March 2015, interest at greater of prime plus 5.5% or 14% (14% at September 30, 1996), payable $817
                  monthly, including interest; secured by land and building.                     67,353           -

                  Trust indenture note to an employee, due January 1999,
                  interest at 10%, payable $611 monthly, including interest;
                  secured by land and building                                                   20,740           -

                  Treasury stock contract payable to estate of former
                  shareholder, due July 1998, interest at 9%, payable $500
                  quarterly, including interest.                                                  3,036           -

                  Treasury stock contract payable, due March 2000, interest at
                  9%, payable $750 annually, original payment was not accepted
                  by former shareholder and payments are not currently made.                      6,500           -

                  Capital lease obligation, due October 2001, interest at 10%, payable $2,209 monthly, including interest, through October
                  2001; secured by equipment.                                                   103,960           -
                                                                                             ----------     -------

                                                                                              7,316,705      6,511,520
                  Less:  Current Maturities                                                 (   934,234)   (   895,408)
                                                                                             ----------     ----------

                                                                                             $6,382,471     $5,616,112
                                                                                             ==========     ==========

                  As of September 30, 1996 long-term debt matures as follows:

                        1997              $  934,234
                        1998               1,058,661
                        1999               1,077,794
                        2000               1,049,143
                        2001                 744,680
                    Thereafter             2,452,193
                                          ----------

                                          $7,316,705
                                          ==========

                  Substantially all of the Company's assets are pledged as collateral for long-term debt.

                             MOYCO TECHNOLOGIES, NC.
                       A. SUMMARIZED FINANCIAL INFORMATION

                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                     FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1996







Results of Operations

         Comparison of recent quarter (9/30/96) and immediate preceding Quarter (6/30/96):
         -----------------------------------------------------------------------

         Net Sales increased by $102,307 and is mainly attributable to the Thompson merger and increased sales in the Moyco Union Broach dental division. The increase in sales activity is significant because the first quarter is historically our slowest as we close for year end physical inventory count as well as vacation.

         The increase of $236,515 in gross profit is correlated to the increase in volume. The procedure for computing inventories by department is the gross profit method using the previous fiscal years actual gross profit percentage, unless management is aware of a significant adjustment required in the quarter, continues as the standard procedure in computing interim quarterly accounting.

         Inventories increased primarily as a result of the merger with Thompson Dental Manufacturing Co. Inc. In addition, the abrasive division had to maintain a high level of inventory to accommodate contract customers just in time delivery schedules.

         Operating expenses decreased as year end bonus and awards and other adjustments were recorded in the comparative period and not incurred in the current quarter. Furthermore, expenses incurred due to the consolidation of dental operations at the York facility have been fully absorbed in prior quarters.

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

                            MOYCO TECHNOLOGIES, INC.
                       A. SUMMARIZED FINANCIAL INFORMATION
                                   (Continued)
                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                     FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1996






         Comparison of recent Quarter (9/30/96) and Equivalent Quarter
         (9/30/95):
         -----------------------------------------------------------------------

         Net sales increased by $535,609 primarily in our dental division as a result of increased demand of the Moyco Union Broach product line and the sales generated by the Thompson Dental Manufacturing Co. Inc. subsidiary.

         The increase of $227,639 in gross profit is correlated to the increase in volume. The procedure for computing inventories by department by the gross profit method, using the previous fiscal years actual gross profit percentage, unless management is aware of a significant adjustment required in the quarter, continues as the standard procedure in computing interim quarterly accounting.

         Operating expenses increased slightly by $63,226 as a result of the Thompson Dental merger.

         The increase in profit is directly related to the increase in sales and consolidation of the Moyco Union Broach dental division in York, PA.

         Working capital increased by repositioning current debt to long term debt, increased inventories and accounts receivables.

         Working capital is sufficient for current operating needs, however should the state of the economy continue the need for additional sales levels, further stress will be placed on the working capital. Inflationary pressures have significantly less bearing on current profitability than the continued need for additional sales.

                            MOYCO TECHNOLOGIES, INC.
                       A. SUMMARIZED FINANCIAL INFORMATION
                                   (Continued)
                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                     FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1996



         Liquidity and Capital Resources
         -------------------------------

         It is anticipated that pressures on earnings will continue. The current economic conditions, and the continuing need to increase sales to offset costs are a reality. The addition of capital improvement projects of plant facilities and equipment, along with the financial commitments will require sales growth and earnings to repay the additional debt service. Moyco currently has enjoyed twenty-four straight quarters of profitability. Also, changes in the high tech products sold by our abrasive division are subject to swings which directly effect net sales and profits.

         Moyco Technologies, Inc. as of June 30, 1994 is in compliance with the enactment of the Clean Air Act, effective August 1992.


         Litigation
         ----------

         The Company has retained legal counsel to represent it in a government investigation in which the government has asserted it has evidence of violations of law and/or regulations that may have been committed by certain officers and/or employees of the Company. Legal counsel has not yet completed its investigation of these matters and, therefore, cannot evaluate the likelihood of an unfavorable outcome to the Company. The investigation centers around certain government contracts for the manufacture and prior deliveries of foot powder. Legal and expert fees incurred during the quarter were $21,145. The Company expects additional legal and expert fees during the next quarter.

         There were no other material legal issues during the quarter.

                            MOYCO TECHNOLOGIES, INC.

                           PART II. OTHER INFORMATION




Item 6   -        Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)      Exhibits - Unaudited Condensed Pro Forma Financial
                                      Statements



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

                            MOYCO TECHNOLOGIES, INC.
                                  (Registrant)





Date  November 14, 1996                By  /s/  Marvin E. Sternberg
      ---------------------------          ------------------------------------
                                           Marvin E. Sternberg
                                           President and Chief Executive
                                           Officer
                                           Chairman of the Board




Date  November 14, 1996                By  /s/   Jerome Lipkin
      ---------------------------          ------------------------------------
                                           Jerome Lipkin
                                           Vice President and Director
                                           Executive Officer




Date  November 14, 1996                By  /s/  William G. Woodhead
      ---------------------------          ------------------------------------
                                           William G. Woodhead
                                           Secretary/Treasurer and Director

                                                                       Exhibit A




                                 C O N T E N T S


                                                                         Page

Unaudited Condensed Pro Forma Financial Information . . . . . . . . . .    1

Unaudited Condensed Pro Forma Consolidation Balance Sheet . . . . . . .  2-3

Unaudited Condensed Pro Forma Consolidation Statement of
   Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

Notes to Unaudited Condensed Pro Forma Consolidated
   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .  5-6

                            MOYCO TECHNOLOGIES, INC.
                               UNAUDITED PRO FORMA
                       CONSOLIDATED FINANCIAL INFORMATION






         The Unaudited Condensed Pro Forma Consolidated Balance Sheet of Moyco Technologies, Inc. ("Moyco"), as of June 30, 1996 and the Unaudited Condensed Pro Forma Consolidated Statement of Operations of Moyco for the year then ended are set forth below.

         The Unaudited Condensed Pro Forma Consolidated Balance Sheet has been prepared assuming that the Merger had been consummated on June 30, 1996. The Unaudited Condensed Pro Forma Consolidated Statement of Operations has been prepared assuming that the Merger had occurred on July 1, 1995.

         The Unaudited Condensed Pro Forma Financial Statements are presented for informational purposes only and do not purport to present what the Consolidated Balance Sheet would have been had the Merger, in fact, occurred on June 30, 1996 or what the Consolidated Results of Operations for the year then ended would have been had the Merger, in fact, occurred on July 1, 1995 or to project the results of operations for any future period.

         The Unaudited Condensed Pro Forma Financial Statements should be read in conjunction with the Financial Statements and related notes thereto and the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Moyco's Form 10-K filed on September 25, 1996.

                            MOYCO TECHNOLOGIES, INC.
            UNAUDITED CONDENSED PRO FORMA CONSOLIDATED BALANCE SHEET









                                                       June 30, 1996
                                ---------------------------------------------------------
                                                  Historical
                                 Historical        Thompson      Pro Forma     Pro Forma
                                   Moyco         (Unaudited)    Adjustments      Results
                                ---------------------------------------------------------
Current Assets
  Cash and Cash Equivalents      $ 1,402,088      $   10,466                  $ 1,412,554
  Accounts Receivable              1,600,764         272,886                    1,873,650
  Note Receivable - Trade             11,519            -                          11,519
  Other Receivable                     8,215            -                           8,215
  Inventories                      3,283,779         542,957                    3,826,736
  Deferred Taxes                      68,856            -                          68,856
  Prepaid Taxes                      117,644            -                         117,644
  Prepaid Expenses                    24,218          19,502                       43,720
                                ---------------------------------------------------------

    Total Current Assets           6,517,083         845,811                    7,362,894

Property, Plant and Equipment
  Land                               452,433          15,000     135,000  (c)     602,433
  Buildings and Improvements       4,386,877         226,403   (  56,403) (d)   4,556,877
  Automotive Equipment                48,511          35,811   (   9,776) (e)      74,546
  Machinery and Equipment          4,822,188         614,529   (  84,635) (e)   5,352,082
  Furniture and Fixtures             534,068          39,107                      573,175
                                ---------------------------------------------------------
                                  10,244,077         930,850   (  15,814)      11,159,113
Less: Accumulated Depreciation     4,350,226         461,032   ( 461,032)       4,350,226
                                ---------------------------------------------------------
   Net Property, Plant and
      Equipment                    5,893,851         469,818     445,218 (b)    6,808,887

Other Assets                         133,080          24,486      60,514 (b)(f)   218,080
Goodwill                                -               -        922,404 (b)      922,404
                                ---------------------------------------------------------

    Total Assets                  $12,544,014     $1,340,115  $1,428,136      $15,312,265
                                =========================================================

















See accompanying notes to unaudited condensed pro forma consolidated financial statements.

                            MOYCO TECHNOLOGIES, INC.
            UNAUDITED CONDENSED PRO FORMA CONSOLIDATED BALANCE SHEET







                                                      June 30, 1996
                              ------------------------------------------------------------
                                             Historical
                               Historical      Thompson      Pro Forma          Pro Forma
                                 Moyco       (Unaudited)    Adjustments           Results
                              ------------------------------------------------------------
Current Liabilities
  Current maturities of
    Long-Term Debt            $   895,408    $  437,795    ($  437,795)(g)     $   895,408
  Accounts Payable                381,372       316,367    (     6,611)(g)         691,128
  Accrued Expenses                522,928       216,409         29,345 (a)(b)(g)   768,682
                              ------------------------------------------------------------

   Total Current Liabilities    1,799,708       970,571    (   415,061)          2,355,218

Long-Term Debt, Net of
Current Maturities              5,616,112       255,920        463,715 (g)       6,335,747
  Accrued Liabilities                -             -           450,000 (a)(h)      450,000
Net Deferred Income Taxes         152,704          -           229,260 (b)(i)      381,964
                              ------------------------------------------------------------

   Total Liabilities            7,568,524     1,226,491        727,914           9,522,929

Shareholders' Equity
  Common Stock                     23,083        87,500    (    86,925)(a)(j)(k)    23,658
  Additional Paid-In Capital    3,118,239       422,372        390,899 (a)(j)(k) 3,931,510
  Retained Earnings             1,955,121   (   382,498)       382,498 (j)       1,955,121
Less: Treasury Stock              120,953        13,750    (    13,750)(j)         120,953
                              ------------------------------------------------------------

   Total Shareholders' Equity   4,975,490       113,624        700,222           5,789,336

   Total Liabilities and
   Shareholders' Equity       $12,544,014    $1,340,115     $1,428,136         $15,312,265
                              ============================================================



See accompanying notes to unaudited condensed pro forma consolidated financial statements.

                            MOYCO TECHNOLOGIES, INC.
       UNAUDITED CONDENSED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS







                                                      June 30, 1996
                              ----------------------------------------------------------
                                              Historical
                               Historical      Thompson      Pro Forma        Pro Forma
                                 Moyco       (Unaudited)    Adjustments         Results
                              ----------------------------------------------------------

Net Sales                     $11,914,303    $2,684,706                      $14,599,009
Cost of Sales                   7,299,860     1,788,057                        9,087,917
                              ----------------------------------------------------------
Gross Profit                    4,614,443       896,649                        5,511,092
Operating Expenses              3,617,865       852,982      $132,181 (e)      4,603,028
                              ----------------------------------------------------------
Income from Operations            996,578        43,667     ( 132,181)           908,064
Other Income (Expense):
  Interest Expense           (    559,240)  (    76,995)                    (    636,235)
  Other Income                    138,635         5,899                          144,534
                              ----------------------------------------------------------

     Net Other               (    420,605)  (    71,096)                    (    491,701)
                              ----------------------------------------------------------

Income before provision for
income taxes and extraordinary
item                              575,973   (    27,429)    ( 132,181)           416,363

Provision for Income Taxes         35,123          -                              35,123
                              ----------------------------------------------------------

Income before effect of
extraordinary item                540,850   (    27,429)    ( 132,181)           381,240

Extraordinary Item                204,289          -                             204,289
                              ----------------------------------------------------------

Net Income                    $   745,139   ($   27,429)    ($132,181)       $   585,529
                              ==========================================================


Net Income Per Share                                                                $.14

Weighted Average Number
  of Shares Outstanding                                                        4,160,408



See accompanying notes to unaudited condensed pro forma consolidated financial statements.

                            MOYCO TECHNOLOGIES, INC.
    NOTES TO UNAUDITED CONDENSED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS





Pro Forma Adjustments:

         The Unaudited Condensed Pro Forma Financial Statements have been prepared to give effect to the Merger in a business combination to be accounted for as a purchase for accounting purposes. All voting and nonvoting common shares of Thompson Dental Mfg. Co. were exchanged for 115,000 shares of Moyco Technologies, Inc. as of the close of business on August 8, 1996. The assets and liabilities of Thompson Dental Mfg. Co. ("Thompson") were then contributed to Thompson Dental Manufacturing Co., Inc. a wholly-owned subsidiary of Moyco, in exchange for 1,000 shares of Thompson Dental Manufacturing Co., Inc. stock.

         A description of the pro forma adjustments is as follows:

         (a) To record the issuance of 1,000 common shares to Moyco by Thompson Dental Manufacturing Co., Inc., a wholly owned subsidiary of Moyco, in exchange for the assets and liabilities of Thompson Dental Mfg. Co., ("Thompson"). The purchase price of Thompson was $862,500 (the closing price of $7.50 per Moyco share on August 8, 1996 multiplied by the 115,000 Moyco shares given). Also included in the purchase price is an accrual for commissions in the amount of $450,000 and direct costs of acquisition of $48,654.

         (b) To record the allocation of the excess of the purchase price over the net assets acquired as follows:

                           Aggregate Purchase Price                  $1,361,154
                           Book Value of Net Assets Acquired            113,624
                                                                     ----------
                           Excess of Purchase Price over
                                Net Assets Acquired                  $1,247,530
                                                                     ==========


                  Moyco has made a preliminary allocation of the excess purchase price over the book value of Thompson's assets and liabilities based upon information received to date on the fair values of assets and liabilities acquired.

                  Management has allocated the excess of the purchase price over net assets acquired as follows:

                           Property, Plant and Equipment             $  445,218
                           Other Assets                                  60,514
                           Accrued Expenses                              48,654
                           Deferred Taxes                           (   229,260)
                           Goodwill                                     922,404
                                                                     ----------

                           Total                                     $1,247,530
                                                                     ==========

         (c)      To reflect land at appraised market value at June 30, 1996.

         (d) To reflect building at appraised market value at June 30, 1996.

         (e) To reflect fixed assets at estimated market value at June 30, 1996.

         (f) To reflect intangibles at estimated market value at June 30, 1996.

                            MOYCO TECHNOLOGIES, INC.
    NOTES TO UNAUDITED CONDENSED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS





Pro Forma Adjustments: (Continued)

         (g) To reflect the borrowing of new debt to pay off outstanding debt at June 30, 1996.

         (h) To record the liability for commissions payable at June 30, 1996.

         (i) To increase deferred income taxes payable at June 30, 1996 based upon the impact of pro forma adjustments of assets and liabilities acquired.

         (j)      To eliminate the historical book value of Thompson.

         (k) To record the issuing of common stock and additional paid-in capital for the 1,000 shares issued in exchange for Moyco issuing 115,000 shares to Thompson shareholders at $7.50 per share and contributing the assets and liabilities of Thompson to Moyco's wholly-owned subsidiary.

         (l) To reflect the additional amortization and depreciation expense resulting from the allocation of the purchase price to goodwill, intangibles, and property, plant and equipment. Moyco amortizes goodwill and intangibles over a period of 15 years and depreciates buildings over 25 years, furniture, fixtures and equipment over 7-10 years, computers over 5 years and autos over 3 years.