Form 10-Q
period 1996-12-31
MOYCO TECHNOLOGIES INC
filed 1997-02-14
CIK 200533

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to
                                        -----------  ------------


                          Commission file number 0-4123
                                                 -------

                            MOYCO TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Pennsylvania                              23-1697233
--------------------------------            --------------------------
(State of Other Jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                  Identification No.)


200 Commerce Drive, Montgomeryville, PA                  18936
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)


Registrant's Telephone Number, Including Are Code (215) 855-4300
                                                 -----------------

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                   Outstanding at February 7, 1997
--------------------------------      -------------------------------
Common Sock, $.005 par value                      4,140,340
Preferred Stock, $.005 par value                          0

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                    Page No.
                                                                    --------
Part I - Financial Information

Item 1.  Consolidated Financial Statements.

         Consolidated Balance Sheets -
                  December 31, 1996 and June 30, 1996--------------    3

         Consolidated Income -
                  Three Months Ended December 31, 1996 and 1995----    5
                  Six Months Ended December 31, 1996 and 1995------    6

         Consolidated Cash Flows -
                  Six Months Ended December 31, 1996 and 1995------    7

         Notes to Consolidated Financial Statements----------------    8

Item 2.  Management's Discussion and Analysis----------------------   13

Part II - Other Information

         Signatures -----------------------------------------------   17

REMARKS:

The consolidated financial statements of Moyco Technologies, Inc. and its subsidiaries (the "Company" or "Registrant") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying statements reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Such adjustments are of a normal, recurring nature unless otherwise disclosed in the notes to consolidated financial statements. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

Results of operations for any three-month period are not necessarily indicative of the results of operations for a full year.

Part I -  Financial Information


Item 1.   Consolidated Financial Statements.



                            MOYCO TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                        December 31, 1996        June 30, 1996
     ASSETS  (Substantially pledged)                      (Unaudited)
                                                        -----------------        -------------
Current Assets
  Cash and Cash Equivalents                               $  1,406,002            $  1,402,088
  Accounts receivable, net of doubtful account
    allowances of $111,710 at December 31, 1996
    and $78,990 at June 30, 1996                             1,902,372               1,600,764
  Note Receivable-Trade                                           --                    11,519
  Other Receivable                                                --                     8,215
  Inventories                                                4,114,645               3,283,779
  Deferred Taxes                                                68,856                  68,856
  Prepaid Taxes                                                 41,423                 117,644
  Prepaid expenses                                              90,648                  24,218
                                                          ------------            ------------

     Total Current Assets                                    7,623,946               6,517,083
                                                          ------------            ------------




Property, Plant and Equipment
  Land                                                         602,433                 452,433
  Buildings and improvements                                 4,559,278               4,386,877
  Automotive equipment                                          48,511                  48,511
  Machinery and equipment                                    5,352,282               4,822,188
  Furniture and fixtures                                       639,413                 534,068
                                                          ------------            ------------
                                                            11,201,917              10,244,077
  Less:  Accumulated Depreciation                           (4,695,082)            ( 4,350,226)
                                                          ------------            ------------

         Net Property, Plant and Equipment                   6,506,835               5,893,851
                                                          ------------            ------------


Other Assets                                                 1,080,232                 133,080
                                                          ------------            ------------


         TOTAL ASSETS                                     $ 15,211,013            $ 12,544,014
                                                          ============            ============

See accompanying notes to consolidated financial statements.

                            MOYCO TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,           June 30,
                                                                  1996                  1996
            LIABILITIES AND SHAREHOLDERS' EQUITY               (Unaudited)
                                                              -------------         ------------
Current Liabilities
    Current maturities of long-term debt                      $   967,883           $   895,408
    Accounts payable                                              572,639               381,372
    Accrued expenses:
      Payroll                                                     126,328               205,092
      Interest                                                     33,750                33,750
      Other                                                       357,470               284,086
                                                              -----------           -----------

            Total Current Liabilities                           2,058,070             1,799,708

Long-term debt, net of current maturities                       6,343,485             5,616,112
Accrued Liabilities - Long-Term                                   450,000                  --
Deferred income taxes                                             371,964               152,704
                                                              -----------           -----------

            Total Liabilities                                   9,223,519             7,568,524
                                                              -----------           -----------

Shareholders' Equity
    Preferred stock, $.005 par value                                 --                    --
      Authorized 2,500,000 shares,
      None issued
    Common stock, $.005 par value                                  24,159                23,083
      Authorized 15,000,000 shares
      Issued 4,732,215 shares
    Additional paid-in capital                                  3,933,432             3,118,239
    Retained Earnings                                           2,150,856             1,955,121

Less: Treasury stock 591,875 shares at December 31,
        1996 and at June 30, 1996, at cost                   (    120,953)         (    120,953)
                                                              -----------           -----------


            Total Shareholders' Equity                          5,987,494             4,975,490
                                                              -----------           -----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $15,211,013           $12,544,014
                                                              ===========           ===========

See accompanying notes to consolidated financial statements.

                            MOYCO TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                                              DECEMBER 31
                                                        ------------------------
                                                           1996         1995
                                                        ------------------------
Net Sales                                               $3,751,015    $3,181,420

Cost of Sales                                            2,266,706     1,776,816
                                                        ----------    ----------

Gross Profit                                             1,484,309     1,404,604
Operating Expenses                                       1,299,402       884,041
                                                        ----------    ----------

Income from Operations                                     184,907       520,563
                                                        ----------    ----------


Other Income (Expenses)
  Interest Expense                                     (   151,131)  (   212,788)
  Other Income (Expense)                                    19,153   (       857)
                                                        ----------    ----------

Total Other Income (Expense)                           (   131,978)  (   213,645)
                                                        ----------    ----------


Income Before Provision for Income Taxes                    52,929       306,918
                                                        ----------    ----------


Provision for Income Taxes                                   6,204       129,168
                                                        ----------    ----------

Net Income                                                  46,725       177,750


Retained Earnings, beginning of period                   2,104,131     1,278,460
                                                        ----------    ----------


Retained Earnings, end of period                        $2,150,856    $1,456,210
                                                        ==========    ==========



Earnings per Share                                      $     0.01    $     0.04
                                                        ==========    ==========

Weighted Average Number of Common Shares                 4,140,240     4,019,215
                                                        ==========    ==========

See accompanying notes to consolidated financial statements.

                            MOYCO TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                                              DECEMBER 31
                                                        -----------------------
                                                           1996         1995
                                                        -----------------------
Net Sales                                               $6,996,708   $5,891,504

Cost of Sales                                            4,237,659    3,439,799
                                                        ----------   ----------

Gross Profit                                             2,759,049    2,451,705
Operating Expenses                                       2,197,517    1,718,930
                                                        ----------   ----------

Income from Operations                                     561,532      732,775
                                                        ----------   ----------


Other Income (Expenses)
  Interest Expense                                     (   327,057)  (   376,037)
  Other Income                                              35,869        68,416
                                                        ----------    ----------


Total Other Income (Expense)                           (   291,188)  (   307,621)
                                                        ----------    ----------


Income Before Provision for Income Taxes                   270,344       425,154
                                                        ----------    ----------


Provision for Income Taxes                                  74,609       178,926
                                                        ----------    ----------

Net Income                                                 195,735       246,228


Retained Earnings, beginning of period                   1,955,121     1,209,982
                                                        ----------    ----------


Retained Earnings, end of period                        $2,150,856    $1,456,210
                                                        ==========    ==========



Earnings per Share                                      $     0.05    $     0.06
                                                        ==========    ==========

Weighted Average Number of Common Shares                 4,129,489     4,019,215
                                                        ==========    ==========

See accompanying notes to consolidated financial statements.

                            MOYCO TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                   (UNAUDITED)

                                                              DECEMBER 31
                                                        -----------------------
                                                            1996        1995
                                                        -----------------------
Net Cash provided by operating activities              ($    47,710) $  325,953

Cash flows from investing activities
  (Expenditures) Retirements for property, plant and
  equipment                                            (    61,144) (   508,252)
  Expenditures for equipment deposits                         -     (   432,401)
                                                        ----------   ----------

  Net Cash (used in) investing activities              (    61,144) (   940,653)
                                                        ----------   ----------


Cash flows from financing activities
  Reduction of long-term debt obligations              (   790,456) (   347,198)
  Proceeds from exercise of options                          1,423         -
  New borrowings of long-term debt                         901,801      840,000
                                                        ----------   ----------

  Net Cash Provided by financing activities                112,768      492,802
                                                        ----------   ----------

Net Increase (Decrease) in cash                              3,914  (   121,898)

Cash and cash equivalents, beginning of period           1,402,088    1,097,323
                                                        ----------  -----------

Cash and cash equivalents, end of period                $1,406,002  $   975,425
                                                        ==========  ===========

Cash paid during the period for interest                $   71,620  $     -
                                                        ==========  ===========

       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
       -------------------------------------------------------------------

Refinance long-term debt                                $   88,199  $     -
                                                        ==========  ===========

Equipment sold for retirement of debt                   $   18,399  $     -
                                                        ==========  ===========

Merger accounted for under the purchase method:
  Step-up in basis of assets to fair value              $  492,579  $     -
  Goodwill                                                 874,966        -
  Stock Issued                                         (   639,631)       -
  Liabilities assumed or created                       (   727,913)       -



                            MOYCO TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)

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

         Principles of Accounting

         The balance sheet as of December 31, 1996 and the related statements of operations and retained earnings, and cash flows for the six months ended December 31, 1996 and 1995 are unaudited in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

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

                            MOYCO TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)

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

                            MOYCO TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)

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

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments:

                           December 31, 1996             June 30, 1996
         --------------------------------------------------------------------
                             Carrying      Fair          Carrying      Fair
                              Amount       Value          Amount       Value
         --------------------------------------------------------------------
           Cash and Cash
             Equivalents    $1,406,002   $1,406,002   $1,402,088  $1,402,088

           Accounts
             Receivable      1,902,372    1,902,372    1,600,764   1,600,764

           Accounts Payable
             and Accrued
             Expenses        1,090,187    1,090,187      904,300     904,300

           Long-Term Debt
             including
             current portion 7,311,368    6,890,040    6,511,520   6,080,263
         -------------------------------------------------------------------

Note 2:  Inventories

         The components of inventories are as follows:

                                              December 31,    June 30,
                                                 1996           1996
                                             ----------      ----------
               Raw materials                 $  888,344      $  761,072
               Work-in-process                1,216,022         873,884
               Finished goods                 1,790,236       1,450,411
               Cartons                          220,043         198,412
                                             ----------      ----------
                                             $4,114,645      $3,283,779
                                             ==========      ==========

                            MOYCO TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)

Note 3:  Long-Term Debt

         Long-term debt is summarized as follows:

                                                                          December 31,    June 30,
                                                                              1996          1996
                                                                          ------------    --------
         Mortgages Payable
         Banks
         Mortgage payable in monthly installments of $6,569, including interest at .85% of prime (not to exceed 15% or be below
         8.5%), which matures in August 2001. Rate at December 31,
         1996 was 8.5%.                                                    $  282,788    $  306,827

         Mortgage payable in monthly installments of $5,053 including interest at 8.75% for five years and at prime plus 1% for the
         remaining term through maturity December 1, 2009.                    470,559       479,696

         Mortgage payable in monthly installments of $14,950 including interest at 9.25% for five years and at prime plus 1% for the
         remaining term through maturity May 1, 2010.                       1,379,728     1,403,848

         Mortgages Payable
         Municipal Authorities
         Mortgage payable in 180 monthly installments of $1,952,
         including interest at 2% which matures April 1, 2010.                269,367       278,314

         Mortgage payable in 180 monthly installments of $6,371,
         including interest at 2% which matures July 1, 2010.                 903,812       932,735

         Other
         Auto loan payable in forty-eight monthly installments of
         $838 plus interest at 7.75%.                                          13,485        18,764

         Commercial term note payable in monthly installments of
         $30,000 plus interest at prime rate plus 1/2% beginning August
         1, 1995 which matures August 1, 2000.                              1,290,000     1,470,000

         Note payable in monthly installments of $2,333 plus interest at 8.65% beginning November 1, 1995 which matures
         November 1, 2000.                                                    107,338       121,336

         Note payable in quarterly interest-only payments through 1996.
         Thereafter, twenty equal quarterly payments including principal and interest at prime. (interest rate not to exceed 10% or be below 8%).  Rate at June 30, 1996 was 8.25%.  Subordinated to
         prime lender.                                                      1,500,000     1,500,000

                            MOYCO TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)


Note 3:  Long-Term Debt (Continued)

                                                                          December 31,    June 30,
                                                                             1996          1996
                                                                          ------------    --------
         Note payable to bank, due August 2002, interest at 8.25%,
         interest only payable monthly through August 1997. Monthly payments of $15,297, including interest, are due thereafter
         through August 2002.                                              $  750,000   $        -

         Mortgage payable due December 2011, interest at prime plus
         1.5% (9.75% at December 31, 1996), payable $2,543 monthly,
         including interest; secured by land and building.                    240,000            -

         Treasury stock contract payable to estate of former
         shareholder, due July 1998, interest at 9%, payable $500
         quarterly, including interest.                                         3,036            -

         Capital lease obligation, due October 2001, interest at 10%, payable $2,209 monthly, including interest, through October
         2001; secured by equipment.                                          101,255            -
                                                                           ----------    ---------

                                                                            7,311,368    6,511,520
         Less:  Current Maturities                                        (   967,883) (   895,408)
                                                                           ----------   ----------

                                                                           $6,343,485   $5,616,112
                                                                           ==========   ==========

         As of December 31, 1996 long-term debt matures as follows:

               1997              $  967,883
               1998               1,046,111
               1999               1,068,969
               2000                 942,860
               2001                 714,478
           Thereafter             2,571,067
                                 ----------
                                 $7,311,368
                                 ==========

         Substantially all of the Company's assets are pledged as collateral for long-term debt.

Item 2.  Management's Discussion and Analysis

                            MOYCO TECHNOLOGIES, INC.

                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                     FOR THE
                      THREE MONTHS ENDED DECEMBER 31, 1996


Results of Operations

         Comparison of recent quarter (12/31/96) and immediate preceding Quarter (9/30/96):

         Net Sales increased by $505,322 and is mainly attributable to the increased unit sales in both our dental and abrasive units.

         The increase of $209,569 in gross profit is correlated to the increase in volume. The procedure for computing inventories by department is the gross profit method using the previous fiscal years actual gross profit percentage, unless management is aware of a significant adjustment required in the quarter, continues as the standard procedure in computing interim quarterly accounting.

         Inventories increased primarily as a result of the merger with Thompson Dental Manufacturing Co., Inc. In addition, the abrasive division had to maintain a high level of inventory to accommodate contract customers just in time delivery schedules.

         Operating expenses increased as a result of strategic investment costs related to the Ultralap Abrasives Division projections for slurries used in high-tech applications including CMP (Chemical Mechanical Planarization) used in developing the next generation of semi-conductor chips. In addition, legal fees and related costs for the government investigation concerning the prior manufacture and deliveries of foot powder were $154,581. There were also extra expenses related to the merger with Thompson Dental.

         The decrease in net income is related to operating expenses as referred to above.

         Working capital is sufficient for current operating needs however, the need for additional sales levels will put further stress on working capital needs. Also, professional fees and possible regulatory penalties could place additional stress on working capital. Inflationary pressures have significantly less bearing on current profitability than the continued need for additional sales.

                            MOYCO TECHNOLOGIES, INC.

                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                     FOR THE
                       SIX MONTHS ENDED DECEMBER 31, 1996






         Comparison of recent Quarter (12/31/96) and Equivalent Quarter (12/31/95):

         Net sales increased by $569,595 primarily in our dental division as a result of increased demand of the Moyco Union Broach product line and the sales generated by the Thompson Dental Manufacturing Co. Inc. subsidiary.

         The increase of $79,705 in gross profit is correlated to the increase in volume. The procedure for computing inventories by department by the gross profit method, using the previous fiscal years actual gross profit percentage, unless management is aware of a significant adjustment required in the quarter, continues as the standard procedure in computing interim quarterly accounting.

         Operating expenses increased as a result of the Thompson Dental merger, increased strategic investment costs related to the Ultralap Division CMP (chemical mechanical planarization) slurry project, and legal fees and related costs associated with the government investigation concerning the prior manufacture and deliveries of foot powder.

         Working capital increased by repositioning current debt to long-term debt, increased inventories and accounts receivables.

         Working capital is sufficient for current operating needs, however the need for additional sales levels is critical. Also, continuing professional fees and possible regulatory penalties could place additional stress on working capital.

                            MOYCO TECHNOLOGIES, INC.


                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                     FOR THE
                       SIX MONTHS ENDED DECEMBER 31, 1996






         Comparison or Recent Year to date (12/31/96) and Equivalent Period in Prior Year (12/31/95):

         Net sales increased by $1,105,204. The increase was in both our abrasive and dental segments. Costs of sales remained stable. The procedure for computing interim inventories by department by the gross profit method, using the previous fiscal years actual gross profit method, using the previous fiscal years actual gross profit percentage, unless management is aware of a significant adjustment required in the quarter, continues as the standard procedure in computing interim accounting.

         Operating expenses increased $478,587 and is related to costs associated with the Thompson Dental merger, extra-ordinary legal fees and related costs associated with the government investigation regarding the prior manufacture and deliveries of foot powder, and product development especially relating to CMP abrasive slurries used for the development of the next generation of semiconductor chips.

         The decrease in net profit of $50,493 is directly related to the increase in operating expense.

         Increased sales are a constant requirement for growth. We continue to seek acquisitions as well as new products to expand our critical mass. In our high tech development as well as the dental industry, there are many companies with substantially greater resources. In addition, emerging as well as existing technologies are subject to rapid change which can create large savings in sales in any given period. Some of our new products are being tested and we continue to receive favorable operating results. Rapid growth will require the need for additional funds and alternative means of financing the potential growth are being investigated.

                            MOYCO TECHNOLOGIES, INC.


                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                     FOR THE
                      THREE MONTHS ENDED DECEMBER 31, 1996



         Liquidity and Capital Resources:

         It is anticipated that pressures on earnings will continue. The continuing need to increase sales to offset costs is a reality. The Company is committed to the Ultralap CMP (chemical mechanical planarization) slurry project which will require additional funds. In addition, professional fees and possible regulatory penalties could effect profits. The addition of capital improvement projects of plant facilities and equipment, along with the financial commitments will require sales growth and earnings to repay the additional debt service. Moyco currently has enjoyed twenty-five straight quarters of profitability. Changes in the high tech products sold by our abrasives division are subject to swings which directly effect net sales and profits.

         Litigation:

         The Company has retained legal counsel to represent it in a government investigation in which the government has asserted it has evidence of violations of law and/or regulations that may have been committed by the Company, certain officers and/or employees of the Company. Legal counsel has not yet completed its investigation of these matters and, therefore, cannot evaluate the likelihood of an unfavorable outcome to the Company. The investigation centers around certain government contracts for the prior manufacture and deliveries of foot powder. Legal fees and related costs incurred during the quarter were $154,
         581. The Company expects additional legal fees and related costs during the next quarter.

         There were no other material legal issues during the quarter.

Part II - Other Information


                            MOYCO TECHNOLOGIES, INC.



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

                            MOYCO TECHNOLOGIES, INC.
                                  (Registrant)


Date  February 14, 1997               By  /s/ Marvin S. Sternberg
      --------------------------          -----------------------
                                          Marvin E. Sternberg
                                          President and Chief Executive Officer
                                          Chairman of the Board




Date  February 14, 1997               By  /s/ Jerome Lipkin
      --------------------------          -----------------
                                          Jerome Lipkin
                                          Vice President and Director
                                          Executive Officer




Date  February 14, 1997               By  /s/ William G. Woodhead
      --------------------------          -----------------------
                                          William G. Woodhead
                                          Secretary/Treasurer and Director