Form 10-Q
period 1997-03-31
MOYCO TECHNOLOGIES INC
filed 1997-05-15
CIK 200533

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

                          Commission file number 0-4123
                                                 ------

                            MOYCO TECHNOLOGIES, INC.
               ---------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Pennsylvania                                        23-1697233
          ------------                                        ----------
(State of Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


200 Commerce Drive, Montgomeryville, PA                            18936
----------------------------------------------------------------------------
       (Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code (215) 855-4300
                                                    -------------

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at March 31, 1997
--------------------------                   -------------------------------
Common Stock, $.005 par value                        4,138,340
Preferred Stock, $.005 par value                          0

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                               Page No.
                                                                                               --------
Part I - Financial Information

Item 1.  Consolidated Financial Statements.

         Consolidated Balance Sheets -
                  March 31, 1997 and June 30, 1996---------------------------------------------   3

         Consolidated Statements of Operations and
           Retained Earnings
                  Three Months Ended March 31, 1997 and 1996-----------------------------------   5
                  Nine Months Ended March 31, 1997 and 1996------------------------------------   6

         Consolidated Statements of Cash Flows -
                  Nine Months Ended March 31, 1997 and 1996------------------------------------   7

         Notes to Consolidated Financial Statements--------------------------------------------   8

Item 2.  Management's Discussion and Analysis--------------------------------------------------  13

Part II - Other Information

         Signatures ---------------------------------------------------------------------------  17


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

Part I -  Financial Information

Item 1.   Consolidated Financial Statements.




                            MOYCO TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                  March 31,1997
     ASSETS  (Substantially pledged)             (  Unaudited  )  June 30, 1996
                                                  -------------   -------------

Current Assets
  Cash and Cash Equivalents                       $1,197,477        $ 1,402,088
  Accounts receivable, net of doubtful account
    allowances of $121,129 at March 31, 1997
    and $78,990 at June 30, 1996                   1,658,937          1,600,764
  Note Receivable-Trade                                 -                11,519
  Other Receivable                                      -                 8,215
  Inventories                                      4,261,452          3,283,779
  Deferred Taxes                                      68,856             68,856
  Prepaid Taxes                                       54,816            117,644
  Prepaid expenses                                    61,848             24,218
                                                  ----------        -----------

     Total Current Assets                          7,303,386          6,517,083
                                                  ----------        -----------




Property, Plant and Equipment
  Land                                               602,433            452,433
  Buildings and improvements                       4,568,270          4,386,877
  Automotive equipment                                48,511             48,511
  Machinery and equipment                          5,542,555          4,822,188
  Furniture and fixtures                             589,461            534,068
                                                  ----------        -----------
                                                  11,351,230         10,244,077
  Less:  Accumulated Depreciation                ( 4,900,467)      (  4,350,226)
                                                  ----------        -----------

         Net Property, Plant and Equipment         6,450,763          5,893,851
                                                 -----------        -----------


Other Assets                                       1,140,927            133,080
                                                 -----------        -----------


         TOTAL ASSETS                            $14,895,076        $12,544,014
                                                 ===========        ===========


See Accompanying Notes to Consolidated Financial Statements.

                            MOYCO TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                      March 31, 1997
            LIABILITIES AND SHAREHOLDERS' EQUITY     (   Unaudited  ) June 30, 1996
                                                      --------------  -------------

Current Liabilities
    Current maturities of long-term debt               $ 1,201,890     $   895,408
    Accounts payable                                       584,858         381,372
    Accrued expenses:
      Payroll                                              183,647         205,092
      Interest                                                -             33,750
      Other                                                200,453         284,086
                                                       -----------     -----------
            Total Current Liabilities                    2,170,848       1,799,708

Long-term debt, net of current maturities                6,077,520       5,616,112
Accrued Liabilities - Long-Term                            450,000            -
Deferred income taxes                                      361,726         152,704
                                                       -----------     -----------

            Total Liabilities                            9,060,094       7,568,524
                                                       -----------     -----------

Shareholders' Equity
    Preferred stock, $.005 par value                           -              -
      Authorized 2,500,000 shares,
      None issued
    Common stock, $.005 par value                           24,159          23,083
      Authorized 15,000,000 shares
      Issued 4,732,215 shares
    Additional paid-in capital                           3,933,112       3,118,239
    Retained Earnings                                    2,008,564       1,955,121

Less: Treasury stock 593,875 and 591,875 shares at
        March 31, 1997 and at June 30, 1996,
        respectively, at cost                         (    130,853)   (    120,953)
                                                       -----------     -----------


            Total Shareholders' Equity                   5,834,982       4,975,490
                                                       -----------     -----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $14,895,076     $12,544,014
                                                       ===========     ===========



See Accompanying Notes to Consolidated Financial Statements.

                            MOYCO TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)



                                                                MARCH 31
                                                        -----------------------
                                                           1997          1996
                                                        -----------------------

Net Sales                                               $3,260,066    $2,879,413

Cost of Sales                                            2,053,774     1,754,900
                                                        ----------    ----------

Gross Profit                                             1,206,292     1,124,513
Operating Expenses                                       1,328,393       857,974
                                                        ----------    ----------

(Loss) Income from Operations                          (   122,101)      266,539
                                                        ----------    ----------


Other Income (Expenses)
  Interest Expense                                     (   105,269)  (   129,628)
  Other Income (Expense)                                    37,999         9,098
                                                        ----------    ----------

Total Other Income (Expense)                           (    67,270)  (   120,530)
                                                        ----------    ----------


(Loss) Income Before Provision for Income Taxes and
   Extraordinary Item                                  (   189,371)      146,009
                                                        ----------    ----------

Provision for Income Taxes                             (    47,079)  (    76,410)
                                                        ----------    ----------

Income Before Extraordinary Item                       (   142,292)      222,419

Extraordinary Item - Settlement of
   Lawsuit (less applicable income taxes of $151,271)         -          206,388
                                                        ----------    ----------

Net Income                                             (   142,292)      428,807


Retained Earnings, beginning of period                   2,150,856     1,456,210
                                                        ----------    ----------


Retained Earnings, end of period                        $2,008,564    $1,885,017
                                                        ==========    ==========



Earnings per Share                                     ($     0.04)   $     0.11
                                                        ==========    ==========

Weighted Average Number of Common Shares                 4,144,519     4,020,415
                                                        ==========    ==========




See Accompanying Notes to Consolidated Financial Statements.

                            MOYCO TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                                                MARCH 31
                                                        -----------------------
                                                            1997         1996
                                                        -----------------------

Net Sales                                               $10,256,774   $8,770,917

Cost of Sales                                             6,291,433    5,194,228
                                                        -----------   ----------

Gross Profit                                              3,965,341    3,576,689
Operating Expenses                                        3,525,910    2,577,372
                                                        -----------   ----------

Income from Operations                                      439,431      999,317
                                                        -----------   ----------


Other Income (Expenses)
  Interest Expense                                     (    432,326)  (  505,665)
  Other Income                                               73,868       77,511
                                                        -----------   ----------


Total Other Income (Expense)                           (    358,458)  (  428,154)
                                                        -----------   ----------


Income Before Provision for Income Taxes and                 80,973      571,163
                                                        -----------   ----------
    Extraordinary Item

Provision for Income Taxes                                   27,530      102,516
                                                        -----------   ----------

Income Before Extraordinary Item                             53,443      468,647

Extraordinary Item - Settlement of
    Lawsuit (less applicable income taxes
    of $151,271)                                               -         206,388
                                                        -----------   ----------

Net Income                                                   53,443      675,035

Retained Earnings, beginning of period                    1,955,121    1,209,982
                                                        -----------   ----------


Retained Earnings, end of period                        $ 2,008,564   $1,885,017
                                                        ===========   ==========



Earnings per Share                                      $      0.01   $     0.17
                                                        ===========   ==========

Weighted Average Number of Common Shares                  4,140,748    4,020,415
                                                        ===========   ==========




See Accompanying Notes to Consolidated Financial Statements.

                            MOYCO TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                MARCH 31
                                                        -----------------------
                                                           1997         1996
                                                        -----------------------

Net Cash provided by operating activities              ($   83,080)  $1,021,569

Cash flows from investing activities
  (Expenditures for) Retirements of property,
  plant and equipment                                  (   210,457) (   413,671)
                                                        ----------   ----------

  Net Cash (used in) investing activities              (   210,457) (   413,671)
                                                        ----------   ----------


Cash flows from financing activities
  Reduction of long-term debt obligations              ( 1,022,417) (   791,283)
  Proceeds from exercise of options                          1,103         -
  Purchase of Treasury Stock                           (     9,900)        -
  New borrowings of long-term debt                       1,120,140      365,000
                                                        ----------   ----------

  Net Cash Provided by financing activities                 88,926  (   426,283)
                                                        ----------   ----------

Net Increase (Decrease) in cash                        (   204,611)     181,615

Cash and cash equivalents, beginning of period           1,402,088    1,097,323
                                                        ----------  -----------

Cash and cash equivalents, end of period                $1,197,477  $ 1,278,938
                                                        ==========  ===========

Cash paid during the period for interest                $  432,326  $      -
                                                        ==========  ===========



       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
       -------------------------------------------------------------------



Refinance long-term debt                                $   88,199  $     -
                                                        ==========  ===========

Equipment sold for retirement of debt                   $   18,399  $     -
                                                        ==========  ===========

Merger accounted for under the purchase method:
  Step-up in basis of assets to fair value              $  492,579  $     -
  Goodwill                                                 874,966        -
  Stock Issued                                         (   639,631)       -
  Liabilities assumed or created                       (   727,914)       -



           See Accompanying Notes to Consolidated Financial Statements

                            MOYCO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

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

                  PRINCIPLES OF ACCOUNTING

                  The balance sheet as of March 31, 1997 and the related statements of operations and retained earnings, and cash flows for the nine months ended March 31, 1997 and 1996 are unaudited in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

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

                            MOYCO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

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

                            MOYCO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

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

                  The following table presents the carrying amounts and estimated fair values of the Company's financial instruments:


                                       March 31, 1997              June 30, 1996
                   ----------------------------------------------------------------
                                     Carrying      Fair         Carrying     Fair
                                      Amount       Value         Amount      Value
                   ----------------------------------------------------------------
                   Cash and Cash
                     Equivalents    $1,197,477   $1,197,477   $1,402,088  $1,402,088

                   Accounts
                     Receivable      1,658,937    1,658,937    1,600,764   1,600,764

                   Accounts Payable
                     and Accrued
                     Expenses          968,958      968,958      904,300     904,300

                   Long-Term Debt
                     including
                     current portion 7,279,410    6,865,809    6,511,520   6,080,263
                   ----------------------------------------------------------------

Note 2:           Inventories

                  The components of inventories are as follows:

                                                           March 31,       June 30,
                                                             1997            1996
                                                          ----------      ----------
                            Raw materials                 $  897,888      $  761,072
                            Work-in-process                1,330,502         873,884
                            Finished goods                 1,811,140       1,450,411
                            Cartons                          221,922         198,412
                                                          ----------      ----------
                                                          $4,261,452      $3,283,779
                                                          ==========      ==========

                            MOYCO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


Note 3:           Long-Term Debt

                  Long-term debt is summarized as follows:
                                                                                        March 31,     June 30,
                                                                                          1997          1996
                                                                                         -------      -------
                  Mortgages Payable
                  Banks
                  Mortgage payable in monthly installments of $6,150,  including interest  at .85% of  prime  (not to  exceed  15% or be  below
                  8.5%), which matures in August 2001.
                  Rate at March 31, 1997 was 8.5%.                                   $  270,294    $  306,827

                  Mortgage  payable in monthly  installments of $5,053 including interest  at 8.75% for five years and at prime plus 1% for the remaining term through maturity December
                  1, 2009.                                                              465,666       479,696

                  Mortgage payable in monthly  installments of $14,950 including interest  at 9.25% for five years and at prime plus 1% for the remaining term through maturity
                  May 1, 2010.                                                         1,366,710     1,403,848

                  Mortgages Payable
                  Municipal Authorities
                  Mortgage payable in 180 monthly installments
                  of $1,952, including interest at 2% which
                  matures April 1, 2010.                                                 264,850       278,314

                  Mortgage payable in 180 monthly installments
                  of $6,371, including interest at 2% which
                  matures July 1, 2010.                                                  889,194       932,735

                  Other
                  Auto loan payable in forty-eight monthly
                  installments of $838 plus interest at 7.75%.                            10,970        18,764

                  Commercial  term  note  payable  in  monthly  installments  of
                  $30,000 plus interest at prime rate plus 1/2% beginning August
                  1, 1995 which matures August 1, 2000.                                1,200,000     1,470,000

                  Note payable in monthly  installments  of $2,333 plus interest at 8.65% beginning November 1, 1995 which matures
                  November 1, 2000.                                                      100,339       121,336

                  Note payable in quarterly interest-only
                  payments through 1996.  Thereafter, twenty
                  equal quarterly payments including principal
                  and interest at prime.  (interest rate not
                  to exceed 10% or be below 8%). Subordinated
                  to prime lender.                                                     1,425,000     1,500,000

                            MOYCO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

Note 3:           Long-Term Debt (Continued)
                                                                                     March 31,    June 30,
                                                                                       1997         1996
                                                                                    ----------   ----------
                  Credit line payable due on demand.
                  Interest rate at prime.                                            $ 200,000     $    -

                  Note  payable to bank,  due August  2002,  interest  at 8.25%, interest only payable  monthly  through  August 1997.  Monthly payments of $15,297, including interest,
                  are due thereafter through August 2002.                              750,000          -

                  Mortgage  payable due  December  2011,  interest at prime plus
                  1.5% payable $2,543 monthly, including interest; secured
                  by land and building.                                                239,261          -

                  Capital lease obligation,  due October 2001,  interest at 10%, payable $2,209 monthly,  including  interest,  through October
                  2001;
                  secured by equipment.                                                 97,126         -
                                                                                    ----------   ----------

                                                                                     7,279,410    6,511,520
                  Less:  Current Maturities                                        ( 1,201,890) (   895,408)
                                                                                    ----------   ----------
                                                                                    $6,077,520   $5,616,112
                                                                                    ==========   ==========



                  As of March 31, 1997 long-term debt matures as follows:

                        1998              $1,201,890
                        1999               1,070,220
                        2000               1,097,437
                        2001                 876,622
                        2002                 643,013
                    Thereafter             2,390,228
                                          ----------
                                          $7,279,410
                                          ==========

                  Substantially all of the Company's assets are pledged as collateral for long-term debt.

Item 2.           Management's Discussion and Analysis

                            MOYCO TECHNOLOGIES, INC.

                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                     FOR THE
                        THREE MONTHS ENDED MARCH 31, 1997


Results of Operations

         Comparison of recent quarter (03/31/97) and immediate preceding Quarter (12/31/96):

         Net Sales decreased by $490,949 and is primarily attributable to decreased sales in our dental division.

         The decrease of $278,017 in gross profit is correlated to the decrease in volume. The procedure for computing inventories by department is the gross profit method using the previous fiscal years actual gross profit percentage, unless management is aware of a significant adjustment required in the quarter, continues as the standard procedure in computing interim quarterly accounting.

         Inventories slightly increased as a result of increased purchases of raw materials for production of materials used in chemical mechanical planarization (CMP).

         Operating expenses increased $28,991 as a result of strategic investment costs related to the Ultralap Abrasives Division production and marketing of slurries used in high-tech applications including CMP (Chemical Mechanical Planarization). These slurries will primarily be used in manufacturing the next generation of semiconductor chips. In addition, significant legal fees and related costs for the government investigation concerning the prior manufacture and deliveries of foot powder were incurred during the recent quarter.

         The decrease in net income is related to the operating expenses as referred to above along with the decrease in unit sales of both divisions.

         Working capital is sufficient for current operating needs, however, the need for additional sales levels will put further stress on working capital needs. Also, professional fees and regulatory penalties will place additional stress on working capital. Inflationary pressures have significantly less bearing on current profitability than the continued need for additional sales.

                            MOYCO TECHNOLOGIES, INC.

                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                     FOR THE
                        NINE MONTHS ENDED MARCH 31, 1997






         Comparison of recent Quarter (3/31/97) and Equivalent Quarter in Prior Year (3/31/96):


         Net sales increased by $380,653 primarily as a result of the sales generated by the Thompson Dental Manufacturing Co. Inc. subsidiary.

         The increase in gross profit of $81,779 is correlated to the increase in volume. The procedure for computing inventories by department by the gross profit method, using the previous fiscal years actual gross profit percentage, unless management is aware of a significant adjustment required in the quarter, continues as the standard procedure in computing interim quarterly accounting.

         Operating expenses increased $470,419 as a result of increased strategic investment costs related to the Ultralap Division CMP (chemical mechanical planarization) slurry project and legal fees and related costs associated with the government investigation concerning the prior manufacture and deliveries of foot powder.

         In addition, for the same quarter in the prior year, earnings reflected an extraordinary income item of $206,388 net of applicable taxes.

         Working capital is sufficient for current operating needs, however the need for additional sales levels is critical. Also, continuing professional fees, associated costs and regulatory penalties could place additional stress on working capital.

                            MOYCO TECHNOLOGIES, INC.


                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                     FOR THE
                        NINE MONTHS ENDED MARCH 31, 1997



         Comparison of Recent Year to Date (3/31/97) and Equivalent Period in Prior Year (3/31/96):


         Net sales increased by $1,485,857. The increase was in both our abrasive and dental segments. Costs of sales increased by about 2% as a result of the continuing restructure program for Thompson Dental. The procedure for computing interim inventories by department by the gross profit method, using the previous fiscal years actual gross profit percentage, unless management is aware of a significant adjustment required in the period, continues as the standard procedure in computing interim accounting.

         Operating expenses increased $948,538 and is related to costs associated with the Thompson Dental merger, legal fees and related costs associated with the government investigation concerning the prior manufacture and deliveries of foot powder, and product development especially relate to CMP abrasive slurries used for the development of the next generation of semiconductor chips. In addition, the prior year, earnings reflected an extraordinary income item of $206,388 net of applicable taxes.

         The decrease of net profit of $621,592 is directly related to the increase in operating expense as set forth above.

         Increased sales are a constant requirement for growth. We continue to seek acquisitions as well as new products to expand our critical mass. We are also pursuing various strategic alliance possibilities. In our high tech development as well as the dental industry, there are many companies with substantially greater resources. In addition, emerging as well as existing technologies are subject to rapid change which can create large variation in sales in any given period. Some of our new products are being tested and we continue to receive favorable operating results. Rapid growth will require the need for additional funds and alternative means of financing the potential growth are being investigated. While working capital is sufficient for current operating needs, the need for additional sales levels will put further stress on working capital requirements. Professional fees, associated costs, and regulatory penalties will place additional stress on working capital.

                            MOYCO TECHNOLOGIES, INC.

                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                     FOR THE
                        THREE MONTHS ENDED MARCH 31, 1997



         Liquidity and Capital Resources

         It is anticipated that pressures on earnings will continue. The continuing need to increase sales to offset costs is a reality. The Company is committed to the Ultralap CMP (chemical mechanical planarization) slurry project which will require additional funds. In addition, professional fees, associated costs and regulatory penalties will effect profits. The addition of capital improvement projects of plant facilities and equipment, along with the financial commitments will require sales growth and earnings to repay the additional debt service. This quarter ends twenty-five straight quarters of profitability. Changes in high tech products sold by our abrasives division are subject to swings which directly effect net sales and profits.


         Litigation:

         Subsequent to the quarter, Moyco has plead guilty to a two count information charging it with distributing adulterated drugs and mail fraud. The plea is related to the previously announced investigation spanning almost two years concerning the prior manufacture and testing of foot powder. The fine range set forth in the Plea Agreement under the sentencing guidelines is from $175,000 to $700,000 to be determined by the assigned judge at a sentencing hearing which will be scheduled for the Summer of 1997. The fine will be based on various factors. In addition, the possibility of further civil restitution remains. Appropriate pay-outs are anticipated to allow Moyco to continue operations and pursue growth opportunities. The product involved in this case, foot powder, is no longer manufactured by Moyco and was never a part of its core business. The facility where the foot powder was manufactured was closed and donated to charity.

         Cabot Corporation filed a complaint for patent infringement against Moyco which alleges that a CMP slurry manufactured by Moyco infringes U.S. patent 5,527,423 owned by Cabot. The complaint was filed in the United States District Court for the Northern District of California. In response, Moyco has filed a Motion to Remove that case to the United States District Court for the Eastern District of Pennsylvania based on jurisdiction and venue issues. Moyco has also filed a Civil Action for a Declaratory Judgment against Cabot. The law suit alleges, among other things, that a Cabot patent on a chemical mechanical polishing slurry is invalid and that Cabot improperly interfered with contractual relationships between Moyco and third parties. If successful with the Motion to Remove, all issues will be consolidated into one case. It is anticipated that legal fees and associated costs related to this litigation will be substantial and will effect profits.

                            MOYCO TECHNOLOGIES, INC.

                     MANAGEMENT'S ANALYSIS AND DISCUSSION OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                     FOR THE
                        THREE MONTHS ENDED MARCH 31, 1997





         There were no other material legal issues during the quarter.


         Subsequent Events:

         Moyco has retained Brown Brothers, Harriman & Co. for the purposes of reviewing its capital structure and various strategic opportunities.

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

                                             MOYCO TECHNOLOGIES, INC.
                                                   (Registrant)





Date  MAY 13, 1997                   By  /s/ Marvin S. Sternberg
      -----------------------            -----------------------
                                         Marvin E. Sternberg
                                         President and Chief Executive Officer
                                         Chairman of the Board






Date  MAY 13, 1997                   By  /s/ William G. Woodhead
      -----------------------            -----------------------
                                         William G. Woodhead
                                         Secretary/Treasurer and Director