Form 10-K
period 1997-06-30
MOYCO TECHNOLOGIES INC
filed 1997-09-30
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

                           Commission File No. 0-4123
                                               ------

                            MOYCO TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Pennsylvania                                    23-1697233
-------------------------------              ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

200 Commerce Drive
Montgomeryville, Pennsylvania                               18936
---------------------------------------      ----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:        (215) 855-4300
                                                     --------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
--------------------------------     -----------------------------------------
            None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.005 per share
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES    X                      NO
                         ----                         ----
The aggregate market value, based on the closing price of such stock as reported by NASDAQ, of the voting stock held by non-affiliates of the Registrant as of June 30, 1997 was $7,768,919, and the number of shares outstanding of the Registrant's Common Stock was 4,138,340.

                                     PART I
                                     ------

ITEM 1. BUSINESS.
-----------------

Moyco Technologies, Inc. was incorporated in 1968 under the laws of the Commonwealth of Pennsylvania. As used herein, the term "Moyco" or the "Company," includes Moyco Technologies, Inc. and subsidiaries unless the context otherwise indicates.

General
-------

The Company operates in two business segments: Dental Supplies and Precision Abrasives. The Dental Supplies segment involves the manufacturing and distributing of dental waxes, endodontic instruments, materials and equipment, dental abrasives, dental mirrors, medicaments, general supplies and instruments and the repacking and distributing of other dental products for sale to the professional dental market. The Precision Abrasives segment involves the manufacturing of commercial coated abrasives, precision submicron coated abrasives, slurries (wet abrasives) and polishing agents. These products are used for various applications and industries, including but not limited to, fiber optics, lapidary, nail files, dentistry, plastics and woods, semiconductor manufacturing such as chemical mechanical planarization ("CMP") and other high-tech manufacturing procedures which require extremely fine abrasive films and/or slurries to achieve consistently uniform polishing results. The Precision Abrasives segment works closely with customers to develop specific products to meet each customer's unique finishing requirements.

In August 1996, the Company acquired all of the outstanding Common stock of Thompson Dental Mfg. Co. ("Thompson"), a manufacturer of dental hand instruments and related products. Thompson's business activities are included in the Company's Dental Supplies segment.

Business Segments
-----------------

Financial information relating to Moyco's two business segments and operations, both domestically and internationally, is provided in the Notes to Consolidated Financial Statements.

Dental Supplies
---------------

Moyco, through its Dental Supplies segment, is engaged in the manufacturing and distributing of dental supplies, such as waxes, abrasives, medicaments, dental mirrors, endodontic materials and equipment, sundry dental items, as well as the repackaging and distributing of other dental products for sale to the professional dental market.

The Dental Supplies segment sells products under the "Moyco Union Broach" and "Thompson" tradenames. Moyco Union Broach is based in York, Pennsylvania. Thompson is based in Missoula, Montana. Moyco Union Broach manufactures various patented and/or proprietary products under well known tradenames including, but not limited to, FLEX-R Files, LIGHTNING Strips, ONYX-R Files, MASTERSOL, and BEAUTY PINK wax. Thompson also offers the professional dental market various proprietary products such as TACTILE TONE hand instruments and the RE-BAG reusable sterilization pouch.

All products are generally sold through salaried salespersons to dental supply wholesalers and distributors serving the professional dental market in the United States and overseas, as well as to a limited number of end users. Sales to overseas customers were 10.5%, 7.0% and 6.5% of total net sales for the years ended June 30, 1997, 1996 and 1995, respectively. See Note 9 of Notes to Consolidated Financial Statements.

Sales of the Company's endodontic (root canal) instruments accounted for over 15% of the Company's net sales for the Dental Supplies segment for the years ended June 30, 1997, 1996 and 1995.

The sales growth of the U.S. Dental Supplies business continues to lag behind the economy as a whole. The professional dental products market has been relatively stagnant over the past five years. Additionally, the Company is also experiencing an increase in the price sensitivity of its customer base in its Dental Supplies segment. This leaves the Company with little opportunity for price increases which continue to reduce the margins on its higher quality products as normal operating costs rise. Additionally, the Company's dental distribution customers have been in an environment characterized by consolidations. As a result of these mergers, the Company could experience a reduction in sales as the merged entities combine their inventories and purchasing power.

Precision Abrasives
-------------------

Moyco, through its Precision Abrasives segment, is engaged in the manufacture of commercial abrasive materials under the name "Flex-I-Grit" and the production of extremely fine sub-micron and namometer abrasive films and slurries under the trademark "Ultralap." The Company's abrasives are often manufactured to the specifications of customers for various unique fine polishing requirements.

Moyco's abrasive films are manufactured for more than twenty different applications and, therefore, are made in numerous varieties which take into account many factors such as (i) type of grit (i.e., aluminum oxide, diamond, cerium, etc.), (ii) grit size, (iii) grit consistency, (iv) color, (v) type of backing or substrate, (vi) finished product delivery type (i.e., rolls, disks, sheets, strips, etc.) and (vii) customer requirements. The Company sells its Precision Abrasive products to the following markets: hobby industry, dentistry, lapping gems, semiconductor manufacturing, and fiber optics.

Moyco's abrasives made for the hobby industry ("Flexi-I-Grit") are sold by a master distributor and other repackers through the use of private label arrangements, while the "Ultralap" products are sold by the Company's salesmen either directly to end users or to distributors. Sales to overseas customers were 3.6%, 3.7% and 3.4% of total net sales for the years ended June 30, 1997, 1996 and 1995, respectively. See Note 9 of Notes to Consolidated Financial Statements.

Moyco also manufactures slurries (wet abrasives) for various fine finishing procedures, including the CMP process, which is being used by semiconductor manufacturers for the next generation of computer chips. Moyco CMP slurries are sold under the tradename "Ultraplane" and exclusively incorporate Nanotek ultrafine molecular particles. In addition to allowing reduced step heights from
0.50 micron to 0.35 micron and below, Ultraplane slurries have provided superior CMP process results including: minimal defectivity, high rate of stock removal, optimized selectivity, robust process, and maximum cleanability. As a result of initial superior CMP testing results, the Company secured a joint development agreement with a major semiconductor manufacturer to optimize the Moyco product with CMP tools, pads, and various process specifications. The Company is continually considering any and all strategic opportunities to increase its value. Strategic opportunities considered are as follows: the selling of its CMP slurry product line and/or licensing its technologies and related products. On August 7, 1997, the Company entered into a non-binding letter of intent with Ashland Chemical Company, a division of Ashland, Inc., pertaining to the potential purchase of certain of the Company's intellectual properties and technologies for manufacturing of slurries used in CMP of wafers produced for the global micro-electronics industry. The contemplated purchase will include worldwide rights to the Company's proprietary CMP slurry manufacturing processes, formulas, patent applications and trade secrets. The proposed transaction anticipates combining a lump-sum payment with an ongoing royalty stream based on sales.

Additionally, the Company is constantly evaluating its capital structure and considering opportunities for strategic alliances, a sale of the Company, secondary offerings and private placements. The Company continually evaluates and considers possible acquisition and/or merger opportunities. Among other items, the Company would consider the following factors in determining whether or not to pursue an acquisition or alliance: (i) synergy with the Company's current lines of business products, (ii) growth potential, (iii) return on investment and (iv) technologies. However, at this time, none of the above opportunities, except for the proposed CMP slurry transaction, are planned or in process.

Backlog
-------

There is a backlog of orders in the aggregate of $1,283,596 as of June 30, 1997. There had been a backlog of $1,992,092 as of June 30, 1996. Approximately 36% and 27% of the backlog at June 30, 1997 and 1996, respectively, relates to the Dental Supplies segment.

Sources and Availability of Supplies
------------------------------------

The Company procures its raw materials and supplies from various sources and does not expect to have any difficulty in procurement during the coming year or the foreseeable future.

Research and Development
------------------------

The Company engages in research activities directed toward the development of new products relating to current product lines and the improvement of existing products. Spending for research and development totaled $186,196, $6,660 and $35,718 for the years ended June 30, 1997, 1996 and 1995, respectively.

Competition
-----------

All of the lines of business in which the Company is presently engaged are highly competitive. There are numerous other manufacturers, many of which are larger and have greater financial resources and more sales representatives than the Company. The Company's material competitors in its Precision Abrasives segment are: Minnesota Mining and Manufacturing Company, Nippon Mining Company and Cabot Corporation. The Company's material competitors in its Dental Supplies segment are: DENTSPLY International Inc., Sybron International Corporation, Premier Dental, Hu-Friedy, and Miltex.

Employees
---------

As of September 29, 1997, the Company employs 145 persons, of whom 107 are involved in manufacturing products for the Precision Abrasives and Dental Supplies segments, and 38 are engaged in administration, sales, engineering, supervision and clerical work. The Company has had no work stoppages and considers its relationship with its employees to be good.

Other
-----

The Company believes it produces no significant discharges of waste or pollutants into the air, and there are no significant effects on the Company in complying with current Federal, State and local environmental laws and regulations.

ITEM 2. PROPERTIES.
-------------------

The Company is the owner of three buildings. The Montgomeryville, Pennsylvania, facility is a one-story, cinder block building containing approximately 40,125 square feet, of which 14,250 square feet are used for manufacturing; 19,875 square feet for warehousing and 6,000 square feet for offices. This facility is primarily used for the manufacture of precision abrasives. The York, Pennsylvania, facility is 68,995 square feet, of which approximately 45,807 square feet are used for manufacturing; 16,542 for warehousing and 6,646 for offices. The Missoula, Montana, facility is 9,600 square feet, of which approximately 7,800 square feet are used for manufacturing and warehousing and 1,800 square feet for offices. The York, Pennsylvania, and Missoula, Montana, facilities are used by the Company's Dental Supplies segment. There are mortgages on all of the Company's properties. Moyco's facilities are suitable for their respective uses and are, in general, adequate for Moyco's present needs.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

As of the date of this Form 10-K, other than the litigation filed against the Company by Cabot Corporation and the foot powder investigation (each of which are described below), the Company was not involved in any material legal proceedings, other than ordinary litigation incidental to the business and, specifically, was not involved in any environmental litigation or governmental proceedings.

Cabot Corporation Litigation
----------------------------

On March 14, 1997, a Complaint was filed in the United States District Court for the Northern District of California against the Company by Cabot Corporation ("Cabot"), a manufacturer of chemical products. The Complaint alleges that a CMP slurry manufactured by the Company infringes on a United States patent owned by Cabot.

The Company has categorically denied that its CMP slurry products infringe on the patented Cabot product. Furthermore, the Company in its Answer and Counterclaim to the Cabot Complaint contends that the Company did not infringe on the Cabot patent, that Cabot's patent is invalid because of prior art and failure to disclose the best mode, that Cabot violated federal anti-trust laws by attempting to monopolize the CMP slurry market and restrain trade, that Cabot interfered with the Company's business relationships, participated in unfair competition and has used the patent laws for improper purposes, all of which have caused significant financial damage to the Company.

The Company manufactures proprietary CMP slurries which it will vigorously defend in this case. The Company's management believes that this litigation represents an improper strategic move by Cabot to prevent the Company from competing in that market.

Recent testing and studies have demonstrated that Moyco slurries, which are formulated using a patented feedstock manufactured by Nanophase Corporation of Burr Ridge, Illinois, produce outstanding semiconductor polishing results including (i) significantly smoother surfaces, (ii) more selective removal of excess metal, and (iii) easier cleaning during the manufacturing process. For purposes of manufacturing CMP slurry products, the Company, as previously announced, retains exclusive rights to Nanophase proprietary powders consisting of extremely small particles of nanocrystalline alumina and ceria.

The Company has retained counsel to vigorously defend against the Cabot Complaint which it believes to be without basis and against which the Company has raised meritorious defenses.

The Company's net sales from the CMP slurry, which is the subject of the Cabot litigation, have been immaterial to date.

Foot Powder Investigation
-------------------------

In the fourth quarter of fiscal 1996, the Company became aware that the United States Government represented by the United States attorney for the Eastern District of Pennsylvania (the "Government") was investigating Itch-Away foot powder ("foot powder") which the Company manufactured and sold pursuant to contracts with the U.S. Department of Defense. At that time, the Company did not have any specific knowledge concerning the nature of the

Government's foot powder investigation because the Government would not disclose such information to the Company.

Based on the investigation, the Government alleged that, between 1990 and 1996, the Company manufactured and sold to the U.S. Department of Defense $1,700,000 of foot powder without performing appropriate stability tests to assure that the product met contractual requirements. This matter was placed before a grand jury and the Government issued the Company a target letter. An indictment was not issued against the Company by the Government and, thus, the specific relief which may be sought by the Government could not be determined at that time.

In April of 1997, the Company pleaded guilty to a two count information charging it with distributing adulterated drugs and mail fraud. A plea agreement was filed in the United States District Court for the Eastern District of Pennsylvania, and was the result of negotiations between the Company and the Government. The Company has accepted responsibility for failing to maintain required quality control and stability testing procedures for foot powder which it sold to the Government from 1992 to 1996.

In August of 1997, the Company entered into a settlement agreement with the Government to resolve the Company's civil liability with regard to the foot powder matter. The agreement provides that the Company will pay the Government a total of $505,000 over four years. The Company agreed to pay $100,000 within ten
(10) days of the execution of the settlement agreement and the remaining amount in equal installments of $101,250 upon the anniversary date of the settlement agreement for four years. The payment of these amounts is secured by an irrevocable letter of credit the Company obtained from a bank.

The fine range with respect to the criminal allegations is set forth in the plea agreement and is from $175,000 to $700,000 and will be specifically determined by the assigned judge at the sentencing hearing which is scheduled for October 1997. The fine will be based on various factors.

The foot powder involved in this matter is no longer manufactured by the Company and was never a part of its core business. The Company has retained the law firm which represented it in the Government's investigation to implement a new compliance program which should prevent problems of this nature in the future.

As a result of the settlement, the Government agreed to settle its claims under the False Claims Act, the Federal Debt Collection Procedures Act and at common law arising out of alleged fraudulent billings which the Company caused to be submitted to the Government. The Company has recorded the estimated financial charges related to both the civil and criminal aspects of the foot powder investigation in the fiscal year ended June 30, 1997.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

None.

                                     PART II

ITEM 5. MARKET PRICE FOR MOYCO'S COMMON STOCK AND RELATED SECURITY
------------------------------------------------------------------
HOLDER MATTERS.
---------------

Since January 26, 1996, Moyco's Common stock has been traded on the NASDAQ National Market. Prior to that date, the Company's Common stock was traded in the over-the-counter market between dealers in securities, and quotations do not include retail mark-up, markdown or commissions and do not necessarily represent actual transactions.

Stock price comparisons are as follows: NASDAQ National Market Composite Transactions after January 26, 1996; Quotations in the over-the-counter market prior to January 26, 1996. The following table sets forth the low and high sales prices per share for each quarter during fiscal year 1997 and 1996.

                                                                     Low                High
                                                              ----------------   ----------------
     First quarter ended September 30, 1996                   $        5.00      $         9.56
     Second quarter ended December 31, 1996                            3.63                7.00
     Third quarter ended March 31, 1997                                4.00                7.25
     Fourth quarter ended June 30, 1997                                3.00                7.25

                                                                     Low                High

     First quarter ended September 30, 1995                    $       4.75       $       15.50
     Second quarter ended December 31, 1995                            7.50               13.50
     Third quarter ended March 31, 1996                                6.50               10.75
     Fourth quarter ended June 30, 1996                                5.50               12.00

There were no dividends paid during the fiscal years ended June 30, 1997, 1996 and 1995. The ability of the Company to pay any cash dividends on its Common stock is dependent on the Company's earnings and profits and cash requirements. The Company does not anticipate that it will declare or pay any cash dividends on its Common stock for the foreseeable future. The Company continually reviews the advisability of declaring a stock dividend or a stock split. However, currently, the Company has no intention of declaring a stock dividend or a stock split. The number of shareholders of record at June 30, 1997 was approximately 634.

ITEM 6. SELECTED STATEMENT OF CONSOLIDATED OPERATIONS AND BALANCE SHEET DATA.
-----------------------------------------------------------------------------

Selected statement of consolidated operations data:
---------------------------------------------------

                                                                   For the Year Ended June 30
                                         -------------------------------------------------------------------------

                                         1997 (1)         1996             1995              1994             1993
                                     ------------   --------------   ---------------   ---------------  ---------------

NET SALES                            $ 13,982,927   $   11,914,303   $    11,880,186   $    10,031,343  $    11,237,214
COST OF GOODS SOLD                      8,581,493        7,293,200         6,986,736         5,692,546        6,504,821
                                     ------------   --------------   ---------------   ---------------  ---------------

     Gross profit                       5,401,434        4,621,103         4,893,450         4,338,797        4,732,393

OPERATING EXPENSES                      6,296,883        3,268,965         3,473,919         3,246,350        3,696,019
                                     ------------   --------------   ---------------   ---------------  ---------------

     Income (loss) from
     operations                          (895,449)       1,352,138         1,419,531         1,092,447        1,036,374

INTEREST (EXPENSE) AND OTHER
   INCOME, net                           (492,783)        (420,605)         (404,873)         (231,593)        (268,336)

INCOME TAX BENEFIT
   (EXPENSE)                              379,604         (186,394)         (478,344)         (408,838)        (258,246)

CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                      --               --                --            (60,168)             --
                                     ------------   --------------   ---------------   ---------------- ---------------

NET INCOME (LOSS)                    $ (1,008,628)  $      745,139   $       536,314   $       391,848  $       509,792
                                     ============   ==============   ===============   ===============  ===============

PRIMARY AND FULLY DILUTED
    EARNINGS (LOSS) PER
    COMMON SHARE                     $       (.24)  $          .19   $           .14   $           .10  $           .13
                                     ============   ==============   ===============   ===============  ===============

WEIGHTED AVERAGE
   COMMON SHARES
   OUTSTANDING                          4,137,590        4,024,665         3,938,915         3,931,385        3,927,235
                                     ============   ==============   ===============   ===============  ===============

(1) On August 8, 1996, the Company acquired all of the outstanding Common stock of Thompson, a manufacturer of dental hand instruments and related products. The acquisition was accounted for as a purchase business combination. See Note 2 of Notes to Consolidated Financial Statements.

Selected balance sheet data:
----------------------------

                                                                     June 30
                                   -------------------------------------------------------------------------
                                        1997            1996           1995          1994            1993
                                   -------------   ------------   ------------  ------------    ------------
Working capital                    $   3,729,300   $  4,717,373   $  4,589,745  $  3,003,840    $  3,490,282
                                   =============   ============   ============  ============    ============
Total assets                       $  15,044,732   $12,544,014    $ 12,983,665  $  9,765,891    $  8,013,251
                                   =============   ===========    ============  ============    ============
Long-term debt                     $   5,255,263   $  5,616,112   $  6,735,460  $  3,046,168    $  2,734,393
                                   =============   ============   ============  ============    ============
Shareholders' equity               $   4,820,565   $  4,975,488   $  4,150,575  $  3,613,011    $  3,219,333
                                   =============   ============   ============  ============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
----------------------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS.
------------------------------------

Safe Harbor for Forward-Looking Statements
------------------------------------------

From time to time, the Company may publish statements which are not historical fact, but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides safe harbor for forward-looking statements.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as, "may," "will," "expect," "anticipate," "intend," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to (i) competition within the Company's industries; (ii) changes in the economics of dentistry, including consolidation, reduced growth in expenditures by private dental insurance plans, and the effects of healthcare reform, which may affect future per capita expenditures for dental services and the ability of dentists to invest in or obtain reimbursement for the use of dental products; (iii) the effect of economic conditions; (iv) supply risks, including shortages and increases in the costs of key raw materials; (v) the successful integration of Thompson's operations; (vi) dependence on the services of the Company's executive officers, and other key operations and technical personnel; and (vii) legal proceedings. (See discussion of legal proceedings in Part I, Item 3 of this Form 10-K.)

Overview
--------

As a result of the foot powder investigation, the civil settlement and the plea agreement (see Legal Proceedings in Part I, Item 3, of this Form 10-K), the Company recorded a charge of $855,000 in fiscal 1997 for the estimated cost to settle this matter. In addition, the Company incurred legal and professional fees related to this matter of approximately $400,000 during fiscal 1997. Those charges and expenses are the primary causes of the Company's $.24 loss per Common share for fiscal year 1997. These events placed significant stress on the Company's financial position. The Company also believes that operations suffered as a result of management's focus on the foot powder investigation. For these reasons, the Company believes that it was in the best interests of its shareholders and the Company to resolve the matter as soon as possible and to focus its attention on operations and various growth opportunities.

In addition to the above noted charges, the Company has strategically invested significant funds to refine its CMP slurry products and in an effort to increase its commercial sales of CMP slurries.

Summary
-------

The following table sets forth for the periods indicated the Company's key financial information by segment.


                                              For the Year Ended June 30
                                   -------------------------------------------------
                                        1997             1996             1995
                                   --------------   --------------   ---------------
Net Sales:
   Dental Supplies                 $     9,537,098  $     7,496,812  $     7,399,768
   Precision Abrasives                   4,445,829        4,417,491        4,480,418
                                   ---------------  ---------------  ---------------
                                   $    13,982,927  $    11,914,303  $    11,880,186
                                   ===============  ===============  ===============

Gross profit:
   Dental Supplies                 $     3,718,354  $     3,196,272  $     3,487,510
   Precision Abrasives                   1,683,080        1,424,831        1,405,940
                                   ---------------  ---------------  ---------------
                                   $     5,401,434  $     4,621,103  $     4,893,450
                                   ===============  ===============  ===============

Operating Income (Loss):
   Dental Supplies                 $      (977,814) $     1,255,047  $       894,036
   Precision Abrasives                      82,365           97,091          525,495
                                   ---------------  ---------------  ---------------
                                   $      (895,449) $     1,352,138  $     1,419,531
                                   ================ ===============  ===============

Results of Operations
---------------------

Year Ended June 30, 1997 Compared to Year Ended June 30, 1996
-------------------------------------------------------------

Net sales in fiscal 1997 totaled $13,982,927, an increase of $2,068,624 from fiscal 1996 net sales of $11,914,303. Net sales in the Dental Supplies segment increased $2,040,286, primarily due to the Company's acquisition of Thompson in the first quarter. Overall, sales prices have remained relatively constant, while volumes have increased primarily due to the acquisition of Thompson. Net sales in the Precision Abrasives segment remained relatively constant, increasing $28,338 to $4,445,829 in fiscal 1997.

Gross profit increased $780,331 from fiscal 1996. The gross profit in the Dental Supplies segment increased $522,082 from $3,196,272 (42.6% of Dental Supplies net sales) in 1996 to $3,718,354 (39.0% of Dental Supplies net sales) in 1997. The gross profit in the Precision Abrasives segment increased $258,249 from $1,424,831 (32.3% of Precision Abrasives net sales) in 1996 to $1,683,080 (37.9%
of Precision Abrasives net sales) in 1997. Gross profit as a percentage of net sales in the Dental Supplies division decreased primarily due to the Thompson acquisition, as Thompson products historically have had a lower gross profit percentage than other products sold by the Company. The Company expects gross profit percentages related to Thompson products will increase as the Company continues to improve the Thompson manufacturing processes after the acquisition. Increasing gross profit percentages in the Precision Abrasives segment are attributable to continued efficiencies gained in the manufacturing process and a shift in the product mix to the Company's higher gross profit products.

Operating expenses increased $2,672,358 from $3,624,525 (30.4% of net sales) in 1996, excluding the gain on settlement of litigation, to $6,296,883 (45.0% of net sales) in 1997. This increase resulted partially from the Thompson acquisition which caused sales and marketing expenses to increase $644,873 from $1,746,501 (14.7% of net sales) in 1996 to $2,391,374 (17.1% of net sales) in
1997. General and administrative expenses increased $992,949 from $1,871,364 (15.7% of net sales) in 1996 to $2,864,313 (20.5% of net sales) in 1997. The
Company expects both sales and marketing and general and administrative expenses as a percentage of net sales to return to the historical lower levels as the Company continues to fully integrate the operations of Thompson. In addition to the Thompson acquisition, operating expenses increased due to the various legal proceedings involving the Company during the current fiscal year (see Legal Proceedings in Part I, Item 3 of this Form 10-K). During the current fiscal year, the Company incurred approximately $400,000 in professional fees related to these proceedings, and recorded an additional provision of $855,000 for the estimated future costs related to the settlement of the foot powder matter. While any revisions to the estimated settlement costs or additional charges could have a material adverse impact on the Company's net income in the quarter in which they are recorded, the Company believes that such revisions or additional charges, if any, would not have a material adverse effect on the Company's consolidated financial position or results of operations. Research and development expenses increased $179,536 due to increased spending on research on and development of the Company's CMP slurry technology.

Other income, net decreased $68,745 in fiscal 1997 from 1996 due to a $57,000 gain on property dispositions which was recorded in fiscal 1996.

Interest expense and interest income remained relatively constant in fiscal 1997 and 1996.

Year Ended June 30, 1996 Compared to Year Ended June 30, 1995
-------------------------------------------------------------

Net sales increased $34,117, primarily due to an increase in the net sales of the Dental Supplies segment of $97,044. This increase primarily resulted from annual price increases. Dental Supplies volume remained relatively consistent with fiscal 1995. The increased net sales in the Dental Supplies segment was partially offset by a decrease of $62,927, in the Precision Abrasives segment.

Gross profit decreased $272,347 caused by a $291,238 decrease in the Dental Supplies segment as a result of an increase in cost of sales resulting from the inefficiencies of operating two facilities for the segment at the same time while the Company completed its move from its facility in Philadelphia to its facility in York, Pennsylvania. The facility in Philadelphia was subsequently closed. The inefficiencies primarily included duplication in manufacturing space, personnel and certain overhead costs, which consisted primarily of utilities. Gross profit in the Precision Abrasives segment increased $18,891 due to efficiencies gained in the Company's manufacturing processes.

Operating expenses increased $150,606 from $3,473,919 (29.2% of net sales) in fiscal 1995 to $3,624,525 (30.4% of net sales) in fiscal 1996, excluding the gain on settlement of litigation. This increase was a result of increased legal and professional fees related to due diligence investigations of potential acquisitions for the Company. In addition, the Company settled a suit against two parties in one action for patent infringement for a gain of $355,560.

Other income, net increased $51,093 in fiscal 1996 from 1995 due to the loss recorded for the donation of the Company's former Philadelphia facility in fiscal 1995 of $96,322.

Interest expense, net increased $66,825 as the Company incurred a full year of interest expense on debt incurred in connection with its new York, Pennsylvania facility and the expansion of its Montgomeryville, Pennsylvania facility. Interest income was consistent in fiscal 1996 and 1995.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's primary source of liquidity has been cash flow from operations. These funds, combined with borrowings under long-term debt obligations with both banks and municipal authorities, have provided the liquidity to finance the Company's capital expenditures. Substantially all of the Company's assets are pledged as collateral for its long-term debt.

Net cash of $498,645, $1,456,521 and $864,299 was provided by operations for the years ended June 30, 1997, 1996 and 1995, respectively. The increasing cash flows from operations between fiscal 1996 and fiscal 1995 were a result of increased net income, as well as the timing of collections from the Company's larger customers. In fiscal 1997, cash flows from operations decreased due to the net loss experienced and the timing of collections from the Company's larger customers.

Expenditures for property, plant and equipment totaled $466,983 in 1997, $537,638 in 1996, and $3,342,633 in 1995. The primary expenditures in 1995 were the completion of the new facility in

York, Pennsylvania, and the addition to the facility in Montgomeryville, Pennsylvania. The projects were funded primarily through the proceeds received from long-term debt, which were $340,000 in 1997, $140,000 in 1996, and $5,380,978 in 1995, respectively. In fiscal 1997, 1996 and 1995, the Company made payments on long-term debt of $1,337,535, $890,894 and $3,255,403.

The Company has a commitment for a $3,000,000 line of credit with a bank which will expire on December 31, 1997, subject to renewal. The line of credit bears interest at the prime rate and is secured by substantially all of the Company's assets. In 1997, the Company used $1,025,000 in net borrowings under this line of credit to retire approximately $670,000 in debt acquired in the Thompson acquisition, as well as for general working capital purposes. In addition to the line of credit, the Company has available a $850,000 convertible line of credit and a $750,000 term loan facility. No borrowings were outstanding on either of these credit facilities at June 30, 1997.

The Company expects to spend approximately $500,000 in fiscal 1998 on capital expenditures, primarily for new office computer equipment and dental instrument manufacturing equipment. In addition, the Company is obligated to pay a minimum of $505,000 over four years relating to the settlement of the foot powder matter (see Legal Proceedings in Part I, Item 3 of this Form 10-K). The Company anticipates that sufficient cash will be generated from operations to fund these payments and, to the extent they are not, they will be funded using the Company's credit facilities.

The Company believes that inflation has not, and will not, have a material impact on the Company's financial condition and results of operations.

Recent Accounting Pronouncements
--------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic earnings per share, which replaces primary earnings per share, is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share, which replaces fully diluted earnings per share, reflects the potential dilution from the exercise or conversion or securities into common stock, such as stock options. SFAS No. 128 is required to be adopted for the Company's financial statements for the period ending December 31, 1997; earlier application is not permitted. The adoption of this pronouncement is expected to have no significant impact on the Company's reported earnings (loss) per share.

Additionally, in June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is required to be adopted for the Company's fiscal year ending June 30, 1999. The adoption of this pronouncement is expected to have no impact on the

Company's financial position or results of operations. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is required to be adopted for the Company's fiscal 1999 financial statements. The adoption of this pronouncement should not have any impact on the Company's existing disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

Index to Consolidated Financial Statements:

                                                                          Page
                                                                          ----
         Report of Independent Public Accountants                          17

         Consolidated Balance Sheets - June 30, 1997 and 1996              18

         Consolidated Statements of Operations - For the Years Ended       20
         June 30, 1997, 1996 and 1995

         Consolidated Statements of Shareholders' Equity - For the         21
         Years Ended June 30, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows - For the Years Ended       22
         June 30, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements                        23

         Schedule II - Valuation and Qualifying Accounts (included in      48
         Part IV of this Form 10-K)

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Moyco Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Moyco Technologies, Inc. (a Pennsylvania corporation) and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements and schedule as of June 30, 1996 and for each of the two years in the period then ended were audited by other auditors whose report dated August 28, 1996 expressed an unqualified opinion on those statements and schedule.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moyco Technologies, Inc. and Subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                    /s/Arthur Andersen LLP


Philadelphia, Pa.
    September 19, 1997

                            MOYCO TECHNOLOGIES, INC.
                            ------------------------


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                                            June 30
                                                                            ----------------------------------
                                  ASSETS                                          1997               1996
                                  ------                                    ---------------   ----------------
CURRENT ASSETS:
    Cash and cash equivalents                                               $     1,454,083   $     1,402,088
    Accounts receivable, net of reserves of $251,330 and $78,990                  1,948,285         1,600,764

    Inventories                                                                   3,902,141         3,283,779
    Deferred income taxes                                                           507,198            68,856
    Prepaid taxes                                                                    32,843           117,644
    Prepaid expenses                                                                104,607            43,952
                                                                            ---------------   ---------------

              Total current assets                                                7,949,157         6,517,083
                                                                            ---------------   ---------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                            602,433           452,433
    Buildings and improvements                                                    4,569,460         4,386,877
    Machinery and equipment                                                       5,717,084         4,822,188
    Furniture and fixtures                                                          641,368           534,068
    Automotive equipment                                                             48,511            48,511
                                                                            ---------------   ----------------

                                                                                 11,578,856        10,244,077
    Less- Accumulated depreciation and amortization                              (5,105,474)       (4,350,226)
                                                                            ---------------   ---------------

              Net property, plant and equipment                                   6,473,382         5,893,851
                                                                            ---------------   ----------------

OTHER ASSETS:
    Goodwill, less accumulated amortization of $28,226                              444,394               --
    Other                                                                           177,799           133,080
                                                                            ---------------   ---------------
              Total other assets                                                    622,193           133,080
                                                                            ---------------   ---------------
                                                                            $    15,044,732   $    12,544,014
                                                                            ===============   ===============

        The accompanying notes are an integral part of these statements.

                            MOYCO TECHNOLOGIES, INC.
                            ------------------------


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                   (Continued)

                                                                                            June 30
                                                                            ----------------------------------
                   LIABILITIES AND SHAREHOLDERS' EQUITY                           1997               1996
                   ------------------------------------                     ---------------   ----------------
CURRENT LIABILITIES:
    Line of credit                                                          $     1,125,000   $           ---
    Current portion of long-term debt                                               846,928            895,408
    Accounts payable                                                              1,352,569            381,372
    Accrued expenses                                                                895,360            522,930
                                                                            ---------------   ----------------

              Total current liabilities                                           4,219,857          1,799,710
                                                                            ---------------   ----------------


OTHER LONG-TERM LIABILITIES                                                         330,000               ---
                                                                            ---------------   ----------------

LONG-TERM DEBT                                                                    5,255,263          5,616,112
                                                                            ---------------   ----------------

DEFERRED INCOME TAXES                                                               419,047            152,704
                                                                            ---------------   ----------------

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
    Preferred stock, $.005 par value,
       2,500,000 shares authorized,
       none issued and outstanding                                                       --                 --
    Common stock, $.005 par value, 15,000,000
       shares authorized, 4,732,215 and
       4,616,740 shares issued                                                       23,661             23,084
    Additional paid-in capital                                                    3,981,584          3,118,236
    Retained earnings                                                               946,493          1,955,121
    Less- Treasury stock of 593,875
       and 591,875 shares at cost                                                  (131,173)          (120,953)
                                                                            ---------------   ----------------

              Total shareholders' equity                                          4,820,565          4,975,488
                                                                            ---------------   ----------------

                                                                            $    15,044,732   $     12,544,014
                                                                            ===============   ================

        The accompanying notes are an integral part of these statements.

                            MOYCO TECHNOLOGIES, INC.
                            ------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                                                                For the Year Ended June 30
                                                                   ---------------------------------------------------
                                                                          1997              1996              1995
                                                                   ----------------  ----------------  ---------------
NET SALES                                                          $    13,982,927   $    11,914,303   $    11,880,186

COST OF GOODS SOLD                                                       8,581,493         7,293,200         6,986,736
                                                                   ---------------   ---------------   ---------------

         Gross profit                                                    5,401,434         4,621,103         4,893,450

OPERATING EXPENSES:
     Sales and marketing                                                 2,391,374         1,746,501         1,661,623
     Research and development                                              186,196             6,660            35,718
     General and administrative                                          2,864,313         1,871,364         1,776,578
     Provision for litigation                                              855,000               --                --
     Gain on settlement of litigation                                          --           (355,560)              --
                                                                   ---------------   ---------------   ---------------

         Income (loss) from operations                                    (895,449)        1,352,138         1,419,531

INTEREST EXPENSE, net                                                     (505,432)         (501,999)         (435,174)

OTHER INCOME, net                                                           12,649            81,394            30,301
                                                                   ---------------   ---------------   ---------------

         Income (loss) before taxes                                     (1,388,232)          931,533         1,014,658

INCOME TAX BENEFIT (EXPENSE)                                               379,604          (186,394)         (478,344)
                                                                   ---------------   ---------------   ---------------

NET INCOME (LOSS)                                                  $    (1,008,628)  $       745,139   $       536,314
                                                                   ===============   ===============   ===============

PRIMARY AND FULLY DILUTED EARNINGS (LOSS) PER COMMON SHARE         $          (.24)  $           .19   $           .14
                                                                   ===============   ===============   ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               4,137,590         4,024,665         3,938,915
                                                                   ===============   ===============   ===============

        The accompanying notes are an integral part of these statements.

                            MOYCO TECHNOLOGIES, INC.
                            ------------------------

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------

                                                    Common Stock              Additional
                                           -----------------------------        Paid-In         Retained
                                                Shares          Amount          Capital         Earnings
                                           -------------   -------------    -------------   ---------------

BALANCE, JUNE 30, 1994                         4,529,390   $      22,647    $   3,037,647   $       673,668
   Exercise of Common stock
      options                                      1,500               8            1,242               --
   Net income                                        --              --               --            536,314
                                           -------------   -------------    -------------   ---------------

BALANCE, JUNE 30, 1995                         4,530,890          22,655        3,038,889         1,209,982
   Exercise of Common stock
      options                                     85,850             429           79,347               --
   Net income                                        --              --               --            745,139
                                           -------------   -------------    -------------   ---------------

BALANCE, JUNE 30, 1996                         4,616,740          23,084        3,118,236         1,955,121
   Issuance of Common stock
      in connection with purchase
      of Thompson                                115,000             575          861,925               --
   Treasury stock purchase                           --              --               --                --
   Exercise of Common stock
      options                                        475               2            1,423               --
   Net loss                                          --              --               --         (1,008,628)
                                           -------------   -------------    -------------   ---------------

BALANCE, JUNE 30, 1997                         4,732,215   $      23,661    $   3,981,584   $       946,493
                                           =============   =============    =============   ===============


                                                    Treasury Stock
                                           ------------------------------
                                                Shares           Amount           Total
                                           -------------    -------------    -------------

BALANCE, JUNE 30, 1994                           591,875    $    (120,953)   $   3,613,009
   Exercise of Common stock
      options                                        --               --             1,250
   Net income                                        --               --           536,314
                                           -------------    -------------    -------------

BALANCE, JUNE 30, 1995                           591,875         (120,953)       4,150,573
   Exercise of Common stock
      options                                        --               --            79,776
   Net income                                        --               --           745,139
                                           -------------    -------------    -------------

BALANCE, JUNE 30, 1996                           591,875         (120,953)       4,975,488
   Issuance of Common stock
      in connection with purchase
      of Thompson Dental Mfg. Co.                    --               --           862,500
   Purchase of Common stock for Treasury           2,000          (10,220)         (10,220)
   Exercise of Common stock
      options                                        --               --             1,425
   Net loss                                          --               --        (1,008,628)
                                           -------------    -------------    -------------

BALANCE, JUNE 30, 1997                           593,875    $    (131,173)      $4,820,565
                                           =============    =============    =============

        The accompanying notes are an integral part of these statements.

                            MOYCO TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Year Ended June 30
                                                                       -------------------------------------------------
                                                                            1997             1996              1995
                                                                       --------------   -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                  $   (1,008,628)  $     745,139     $     536,314
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities-
        Provision for accounts receivable reserves                            152,245             --             20,000
        Depreciation and amortization                                         843,352         648,517           542,062
        (Gain) loss on disposition of property and equipment                      --          (57,000)           80,833
        Deferred income taxes                                                (401,259)        (91,016)           35,419
    (Increase) decrease in-
      Accounts receivable                                                    (222,171)        332,149          (280,567)
      Inventories                                                             (17,567)        (65,702)         (399,303)
      Prepaid taxes and expenses                                               41,990         102,602          (236,274)
      Other assets                                                             27,643         333,344            46,599
    Increase (decrease) in-
      Accounts payable                                                        625,925        (581,859)          677,944
      Accrued expenses                                                        457,115          90,347          (158,728)
                                                                       --------------   -------------     -------------

              Net cash provided by operating activities                       498,645       1,456,521           864,299
                                                                       --------------   -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                               (466,983)       (537,638)       (3,342,633)
    Acquisition of Thompson, net cash acquired                                  1,663             --                --
    Proceeds from sale of equipment                                               --           57,000            22,500
                                                                       --------------   -------------     -------------
              Net cash used in investing activities                          (465,320)       (480,638)       (3,320,133)
                                                                       --------------   -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under line of credit                                     1,025,000             --                --
    Proceeds from long-term debt                                              340,000         140,000         5,380,978
    Payments of long-term debt                                             (1,337,535)       (890,894)       (3,255,403)
    Proceeds from exercise of stock options                                     1,425          79,776             1,250
    Purchase of Common stock for treasury                                     (10,220)            --                --
    Deferred financing costs                                                      --              --            (21,233)
                                                                       --------------   -------------     -------------

              Net cash provided by (used in) financing activities              18,670        (671,118)        2,105,592
                                                                       --------------   -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                               51,995         304,765          (350,242)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                1,402,088       1,097,323         1,447,565
                                                                       --------------   -------------     -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $    1,454,083   $   1,402,088     $   1,097,323
                                                                       ==============   =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                      $      554,081   $     559,240     $     501,649
                                                                       ==============   =============     =============
    Income taxes paid                                                  $        4,638   $     436,034     $     521,976
                                                                       ==============   =============     =============

        The accompanying notes are an integral part of these statements.

                            MOYCO TECHNOLOGIES, INC.
                            ------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  JUNE 30, 1997
                                  -------------


1.   THE COMPANY:
     -----------

Moyco Technologies, Inc. (formerly Moyco Industries, Inc.) and subsidiaries (the "Company") operates in two business segments: Dental Supplies and Precision Abrasives. The Dental Supplies segment involves the manufacturing and distributing of dental waxes, endodontic instruments, materials and equipment, dental abrasives, dental mirrors, medicaments, general supplies and instruments and the repacking of other dental products for the professional dental market. The Precision Abrasives segment involves the manufacturing of commercial coated abrasives, precision submicron coated abrasives, slurries (wet abrasives) and polishing agents. These products are used for various applications and industries, including but not limited to, fiber optics, lapidary, nail files, dentistry, plastics and woods, semiconductor manufacturing such as chemical mechanical planarization and other high-tech manufacturing procedures which require extremely fine abrasive films and/or slurries to achieve consistently uniform polishing results.

2.   ACQUISITIONS:
     ------------

In August 1996, the Company acquired all of the outstanding Common stock of Thompson Dental Mfg. Co. ("Thompson"), a manufacturer of dental hand instruments and related products, for 115,000 shares of the Company's Common stock and an additional $450,000 cash "earn-out" payable to the selling shareholders over seven years, contingent upon Thompson meeting certain sales targets. The acquisition was accounted for under the purchase method of accounting. The fixed portion of the purchase price of $911,154 includes $862,500 for the 115,000 shares issued and $48,654 for transaction costs. The $450,000 contingent portion of the purchase price will be recorded when earned. The purchase price was allocated to identifiable assets and liabilities based on their estimated fair values. The $472,620 excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill and is being amortized on a straight-line basis over 15 years.

The noncash assets and liabilities that were consolidated as a result of the Thompson acquisition are as follows:

          Noncash assets (liabilities):
              Accounts receivable, net                                        $       277,595
              Inventories                                                             600,795
              Prepaid expenses                                                         17,844
              Property, plant and equipment                                           915,036
              Goodwill                                                                472,620
              Other assets                                                             85,000
              Line of credit                                                         (100,000)
              Accounts payable                                                       (345,272)
              Accrued expenses                                                       (245,315)
              Debt                                                                   (588,206)
              Deferred income taxes                                                  (229,260)
                                                                              ---------------

          Net noncash assets acquired                                                 860,837

          Less - Common  stock issued                                                (862,500)
                                                                              ---------------
          Net cash acquired                                                   $         1,663
                                                                              ===============

The following unaudited pro forma information is presented as if the acquisition of Thompson had occurred on July 1, 1995. The unaudited pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined for the periods presented and is not necessarily indicative of the operating results to be expected in the future.

                                                                               For the Year Ended
                                                                                     June 30
                                                                       --------------------------------
                                                                             1997             1996
                                                                       ---------------  ---------------
     Unaudited pro forma net sales                                     $    14,278,042  $    14,599,009
                                                                       ===============  ===============

     Unaudited pro forma operating income (loss)                       $      (892,707) $       876,482
                                                                       ===============  ===============

     Unaudited pro forma net income (loss)                             $    (1,023,143) $       583,947
                                                                       ===============  ===============

     Unaudited pro forma earnings (loss) per
         Common share                                                  $          (.25) $           .15
                                                                       ===============  ===============

The pro forma adjustments reflected in the above information consist of increased depreciation and amortization charges for assets which were recorded at their estimated fair values at the purchase date and goodwill. The depreciation adjustment was $10,812 and $100,675 for the years ended June 30, 1997 and 1996, respectively. The goodwill amortization adjustment was $3,282 and $31,508 for the years ended June 30, 1997 and 1996, respectively.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
      ------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Management's Use of Estimates
-----------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Statements of Cash Flows
------------------------

For the purpose of determining cash flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at June 30, 1997 consist of certificates of deposit and an investment in a money market account. Interest income earned on the investment of cash was $47,708, $26,991 and $48,649 for the years ended June 30, 1997, 1996 and 1995, respectively.

Inventories
-----------

Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are recorded at cost. Significant additions or improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets as follows:

     Buildings and improvements                      10-25 years
     Machinery and equipment                          5-10 years
     Furniture and fixtures                           5-10 years
     Automotive equipment                                3 years

Interest expense related to and incurred during the construction period of buildings is capitalized as part of the cost of such assets and depreciated over the estimated useful life of the building. Interest of $70,225 was capitalized in 1995 relating to two construction projects completed during the period.

Goodwill
--------

Goodwill represents the excess of the purchase price of the Thompson acquisition over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Amortization expense was $28,226 for the year ended June 30, 1997. The

Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to its net realizable value. As of June 30, 1997, no such write-down was required.

Income Taxes
------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the liability method is used for income taxes. Under this method, deferred tax assets or liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and the laws that are expected to be in effect when the differences reverse.

Reclassifications
-----------------

The financial statements for prior years have been reclassified to conform with the current-year presentation.

Research and Development
------------------------

Research and development expenses are charged to expense as incurred.

Earnings (loss) per Common Share
--------------------------------

The Company utilizes the treasury stock method to compute earnings (loss) per Common share. Earnings (loss) per Common share (primary earnings (loss) per Common share) is computed using the weighted average number of Common shares and Common share equivalents (stock options) outstanding. Earnings (loss) per Common share, assuming full dilution (fully diluted earnings (loss) per Common share), is based upon an increased number of shares that would be outstanding assuming exercise of stock options when the Company's stock price at the end of the period is higher than the average price within the respective period. If the inclusion of Common stock equivalents has an anti-dilutive effect in the aggregate, it is excluded from the earnings per share calculation. In fiscal 1997, 1996, and 1995, the weighted average shares outstanding for primary earnings (loss) per share were 4,137,590 , 4,024,665, and 3,938,915, respectively. Shares used to calculate fully diluted earnings (loss) per Common share were not materially different from those used to calculate primary earnings (loss) per Common share.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which supersedes APB 15. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic earnings per share, which replaces primary earnings per share, is calculated by dividing net income available to Common shareholders by the weighted average number of Common shares outstanding for the period. Diluted earnings per share, which replaces fully diluted earnings per share, reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. SFAS No. 128 is required to be adopted for the Company's financial statements for the period ended December 31, 1997; earlier application is not permitted.

Revenue Recognition
-------------------

The Company recognizes revenue upon the shipment of its products.

Advertising Costs
-----------------

Advertising costs are charged to expense as incurred. The amounts charged to expense for the years ended June 30, 1997, 1996, and 1995, were $303,285, $228,049, and $251,984, respectively.

Long-Lived Assets
-----------------

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective July 1, 1996. SFAS No. 121 requires that long-lived assets to be held and used or disposed of by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. As of June 30, 1997, management has evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

Fair Value of Financial Instruments
-----------------------------------

For certain of the Company's financial instruments, including accounts receivables, accounts payable and accrued expenses, management believes that the carrying amounts approximate fair value due to their short maturities. The carrying amount and estimated fair value of debt at June 30, 1997 is $6,102,191 and $5,686,823, respectively, and $6,511,520 and $6,080,263 at June 30, 1996.

The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current prices for the same or similar issues offered to the Company for debt of the same remaining maturities.


4.    INVENTORIES:
      -----------
                                                                                   June 30
                                                                   ----------------------------------
                                                                         1997               1996
                                                                   ---------------   ----------------
         Raw materials and supplies                                $     1,418,353   $        959,485
         Work-in-process                                                 1,265,386            873,884
         Finished goods                                                  1,218,402          1,450,410
                                                                   ---------------   ----------------

                                                                   $     3,902,141   $      3,283,779
                                                                   ===============   ================

5.    ACCRUED EXPENSES:
      ----------------
                                                                                   June 30
                                                                   ---------------------------------
                                                                         1997               1996
                                                                   ---------------   ---------------

         Compensation and related benefits                          $      222,279    $      205,092
         Reserve for litigation (Note 11)                                  525,000                --
         Other                                                             148,081           317,838
                                                                   ---------------   ---------------

                                                                    $      895,360    $      522,930
                                                                    ==============    ==============

6.    LINE OF CREDIT:
      --------------

The Company has a line of credit with a bank under which it may borrow up to $3,000,000 through December 31, 1997, subject to renewal. Borrowings under the line bear interest at prime (8.5% at June 30, 1997) and are secured by all assets of the Company. The highest level of borrowings during the year ended June 30, 1997 was $1,125,000, while the weighted average interest rate on borrowings was 8.3%. The Company did not make any borrowings under the line of credit in fiscal 1996 or 1995.

In addition to the line of credit, the bank has made available a $850,000 convertible line of credit. On December 31, 1997, the then outstanding borrowing will convert to a 60-month term loan. Interest on borrowings under this facility are at prime plus .25%, with interest only payable prior to the conversion date. Also, a $750,000 term loan facility has been made available by the bank. Interest on term loan borrowings will bear interest at prime plus .25% and principal is payable in 60 monthly installments of $12,500 through July 1, 2002. There were no borrowings under these two credit facilities at June 30, 1997.

Thompson Dental Manufacturing Co., Inc., a subsidiary of the Company, is a guarantor and surety of borrowings under these credit facilities.


7. LONG-TERM DEBT:
   --------------
                                                                                                   June 30
                                                                                     ----------------------------------
                                                                                           1997               1996
                                                                                     ---------------   ----------------

    Mortgage payable to bank in monthly installments of $14,950, including interest at 9.25% for five years and at prime plus 1% for the remaining
        term, through May 1, 2010.                                                   $     1,354,090   $      1,403,848

    Notepayable with quarterly interest-only payments through 1996, thereafter, payable in 20 equal quarterly payments including principal and interest at prime. (Interest rate not to exceed 10% or be below 8%). Rate at June
        30, 1997, was 8.5%. Subordinated to prime lender.
                                                                                           1,350,000          1,500,000

    Term note payable in monthly installments of $30,000, plus interest at
        prime rate plus1/2%, through August 1, 2000.                                       1,110,000          1,470,000

    Mortgage payable to municipal authority in monthly installments of $6,371, including interest at 2%, through July 1, 2010.
                                                                                             874,501           932,735


    Mortgage payable to bank in monthly installments of $5,053, including interest at 8.75% for five years and at prime plus 1% for the
        remaining term, through December 1, 2009.                                            460,891           479,696


    Mortgage payable to municipal authority in monthly installments of $1,952, including interest at 2%, through April 1, 2010.
                                                                                             260,309           278,314



    Mortgage payable to bank in monthly installments of $6,569, including interest at 85% of prime (not to exceed 15% or be below 8.5%), through
        August 2001. Rate at June 30, 1997 was 8.7%.
                                                                                             257,683           306,827

    Mortgage payable to bank in monthly installments of $2,543, including interest at prime plus 1.5%, through December 1, 2011.
                                                                                             237,696                --

    Note payable in monthly installments of $2,333, plus interest at 8.65%,
        through November 1, 2000.                                                             95,673           121,336

    Capital lease obligation payable in monthly installments of $2,009,
        including interest at 10%, through December 2000                                      92,893                --
    Auto loan payable in monthly installments of $838, plus interest at
        7.75%, through June 1, 1998                                                            8,455            18,764
                                                                                     ---------------   ---------------

                                                                                           6,102,191         6,511,520

    Less- Current portion                                                                   (846,928)         (895,408)
                                                                                     ----------------  ---------------

                                                                                     $     5,255,263   $     5,616,112
                                                                                     ===============   ===============

Substantially all of the Company's assets are pledged as collateral for the long-term debt. In addition, the two mortgages payable to municipal authorities are collateralized by an aggregate of $150,000 in standby letters of credit.

As of June 30, 1997, long-term debt matures as follows:

           1998                                     $       846,928
           1999                                             853,444
           2000                                             889,761
           2001                                             569,089
           2002                                             665,978
           Thereafter                                     2,276,991
                                                     --------------

                                                    $     6,102,191
                                                     ==============
8.   EMPLOYEE BENEFIT PLANS:
     ----------------------

Profit Sharing Plan
-------------------

The Company has a noncontributory profit sharing plan for employees who have completed one full year of service and have attained the age of 21. The Company, at the discretion of the Board of Directors, may make contributions to the plan. The contributions cannot exceed the maximum amount which will constitute an allowable deduction for federal income tax purposes and is based on the Company's profitability and shall be paid from the Company's net and/or retained earnings.

A participating employee's full account becomes payable to the employee's designated beneficiary upon normal retirement, upon retirement at any age due to disability, or upon death. In the event employment is terminated before normal retirement, a portion of the Company's contribution is forfeited unless the employee has at least seven full years of service.

The Company did not make any contributions in fiscal 1997 or fiscal 1996. The Company's contributions were $15,000 in fiscal 1995.

Employee Savings Plan
---------------------

The tax deferred employee savings and protection plan under Section 401(k) of the Internal Revenue Code is available for all eligible employees. This plan allows an employee to contribute between 3% and 10% of compensation to the plan and these contributions are not subject to current federal income taxes. The Company matches 50% of the employee's contributions, to a maximum of 3%, subject to the deferral limit under the Internal Revenue Code. Participants are at all times fully vested in their contributions and the Company contributions become vested at various percentages based on years of service with 20% vested after three years and 20% for each year thereafter.

The Company's matching contributions for the years ended June 30, 1997, 1996, and 1995 were $46,855, $64,509 and $62,220, respectively.

9.   BUSINESS SEGMENTS:
     -----------------
The Company operates in two business segments: Dental Supplies and Precision Abrasives. See Note 1 for description of the Company's business segments.

Financial information for each business segment as of June 30, 1997, 1996 and 1995 and for the years ended June 30, 1997, 1996 and 1995 is as follows:


                                                                          1997              1996              1995
                                                                   ----------------  ----------------  ---------------
    Net Sales:
       Domestic and U.S. government customers-
          Dental Supplies                                          $     8,071,312   $     6,662,894   $     6,624,273
          Precision Abrasives                                            3,939,032         3,981,706         4,074,581
       International customers-
          Dental Supplies                                                1,465,786           833,918           775,495
          Precision Abrasives                                              506,797           435,785           405,837
                                                                   ---------------   ---------------   ---------------

                                                                   $    13,982,927   $    11,914,303   $    11,880,186
                                                                   ===============   ===============   ===============

    Operating income (loss):
       Dental Supplies                                             $      (977,814)  $     1,255,047   $       894,036
       Precision Abrasives                                                  82,365            97,091           525,495
                                                                   ---------------   ---------------   ---------------

                                                                   $      (895,449)  $     1,352,138   $     1,419,531
                                                                   ===============   ===============   ===============

    Total assets:
       Dental Supplies                                             $     9,062,379   $     3,776,974   $     7,570,516
       Precision Abrasives                                               4,403,386         7,021,154         3,613,166
       Corporate                                                         1,578,967         1,745,886         1,799,983
                                                                   ---------------   ---------------   ---------------

                                                                   $    15,044,732   $    12,544,014   $    12,983,665
                                                                   ===============   ===============   ===============

    Depreciation and amortization:
       Dental Supplies                                             $       568,649   $       417,358   $       378,433
       Precision Abrasives                                                 274,703           231,159           163,629
                                                                   ---------------   ---------------   ---------------

                                                                   $       843,352   $       648,517   $       542,062
                                                                   ===============   ===============   ===============

    Capital expenditures:
       Dental Supplies                                             $       310,864   $       255,740   $     2,254,105
       Precision Abrasives                                                 156,119           281,898         1,088,528
                                                                   ---------------   ---------------   ---------------

                                                                   $       466,983   $       537,638   $     3,342,633
                                                                   ===============   ===============   ===============

For the years ended June 30, 1996 and 1995, net sales to various agencies of the U.S. government represented 1.6%, and 1.0%, respectively, of the Company's total net sales. Net sales to the U.S. government were less than 0.5% for the year ended June 30, 1997.


10.      INCOME TAXES:
         ------------
                                                                                 For the Year Ended June 30
                                                                   ---------------------------------------------------
                                                                          1997              1996              1995
                                                                   ----------------  ----------------  ---------------
Current:
    Federal                                                        $        (3,316)  $       192,093   $       314,442
    State                                                                   24,971            85,317           128,483
                                                                   ---------------   ---------------   ---------------

                                                                            21,655           277,410           442,925
                                                                   ---------------   ---------------   ---------------
Deferred:
    Federal                                                               (322,748)          (55,520)           25,126
    State                                                                  (78,511)          (35,496)           10,293
                                                                   ---------------   ---------------   ---------------

                                                                          (401,259)          (91,016)           35,419
                                                                   ---------------   ---------------   ---------------

                                                                   $      (379,604)  $       186,394   $       478,344
                                                                   ================  ===============   ===============

A reconciliation of the U.S. Federal Income Tax rate to the effective income tax rate is as follows:

                                                                                For the Year Ended June 30
                                                                   ------------------------------------------------
                                                                          1997              1996             1995
                                                                   ----------------  ----------------  ------------
    Federal taxes at graduated rates from
       15% to 39%                                                         (34.0)%             12.2%            34.0%
    State taxes                                                            (2.3)               7.8             13.1
    Other                                                                   9.0               --               --
                                                                   ------------      -------------     ------------

                                                                          (27.3)%             20.0%            47.1%
                                                                   ============      =============     ============

Deferred income tax assets and liabilities are classified as current and noncurrent based on the financial reporting classification of the related assets and liabilities which gave rise to the temporary difference. Significant components of the deferred income tax assets and liabilities are as follows:

                                                                                             June 30
                                                                                -----------------------------
                                                                                     1997             1996
                                                                                ------------     ------------
Deferred income tax assets:
    Accounts receivable reserves and inventory costs not
         currently deductible                                                   $    236,684     $     32,018
    Litigation reserves                                                              193,302               --
    Other accruals not currently deductible                                           77,212           36,838
                                                                                ------------     ------------
                                                                                     507,198           68,856
Deferred income tax liabilities:
    Depreciation and amortization                                                   (419,047)        (152,704)
                                                                                ------------     ------------

         Net deferred income tax assets (liabilities)                           $     88,151     $    (83,848)
                                                                                ============     ============

Management believes that a valuation allowance was not required for the net deferred income tax assets as management believes it is more likely than not that the net deferred income tax assets will be realized.

11.  COMMITMENTS AND CONTINGENCIES:
     -----------------------------

Cabot Corporation Litigation
----------------------------

On March 14, 1997, a complaint was filed in the United States District Court for the Northern District of California against the Company by Cabot Corporation ("Cabot"), a manufacturer of chemical products. The Complaint alleges that a CMP slurry manufactured by the Company infringes on a United States patent owned by Cabot.

The Company has denied that its CMP slurry products infringe on the patented Cabot product. Furthermore, the Company in its Answer and Counterclaim to the Cabot Complaint contends that the Company did not infringe on the Cabot patent, that Cabot's patent is invalid because of prior art and failure to disclose the best mode, that Cabot violated federal anti-trust laws by attempting to monopolize the CMP slurry market and restrain trade, that Cabot interfered with the Company's business relationships, participated in unfair competition and has used the patent laws for improper purposes.

The Company has retained counsel to vigorously defend against the Cabot Complaint, which it believes to be without basis and against which the Company has raised meritorious defenses. Additionally, the Company's net sales from the CMP slurry, which is the subject of the Cabot litigation, have been immaterial to date. No reserve for this claim has been made in the June 30, 1997 consolidated financial statements.

Foot Powder Investigation
-------------------------

In the fourth quarter of fiscal 1996, the Company became aware that the United States attorney for the Eastern District of Pennsylvania (the "Government") was investigating certain foot powder which the Company manufactured and sold pursuant to contracts with the U.S. Department of Defense. Based on the investigation, the Government alleged that, between 1990 and 1996, the Company manufactured and sold to the U.S. Department of Defense $1,700,000 of foot powder without performing appropriate stability tests to assure that the product met contractual requirements. This matter was placed before a grand jury and the Government issued the Company a target letter. An indictment was not issued against the Company by the Government.

In April of 1997, the Company pleaded guilty to a two count information charging it with distributing adulterated drugs and mail fraud. A plea agreement was filed in the United States District Court for the Eastern District of Pennsylvania, and was the result of negotiations between the Company and the Government. The Company has accepted responsibility for failing to maintain required quality control and stability testing procedures for foot powder which it sold to the Government from 1992 to 1996.

In August of 1997, the Company entered into a settlement agreement with the Government to resolve the Company's civil liability with regard to the foot powder matter. The agreement provides that the Company will pay the Government $505,000 over four years. The Company agreed to pay $100,000 within ten (10) days of the execution of the settlement agreement and the remaining amount in four equal installments of $101,250 upon the anniversary date of the settlement agreement. The payment of these amounts is secured by an irrevocable letter of credit the Company obtained from a bank.

The fine range with respect to the criminal allegations is set forth in the plea agreement and is from $175,000 to $700,000 and will be specifically determined by the assigned judge at the sentencing hearing. The sentencing hearing is scheduled to be held in October 1997.

The foot powder involved in this matter is no longer manufactured by the Company and was never a part of its core business.

As a result of the settlement, the Government agreed to settle all other claims made against the Company. The Company has recorded a charge of $855,000 in fiscal 1997 related to both the civil and criminal aspects of the foot powder matter.

Purchase Agreement
------------------

In March 1997, the Company entered into a purchase and distribution agreement with a supplier for certain feedstock relating to its cmp slurries. The purchase commitment is for approximately $30,000,000 over the five-year term of the agreement. The agreement may be terminated by either party with 30 days written notice. In addition to the purchase commitment, the Company agreed to pay the supplier a $100,000 research and development fee over a two-year period.

12.  SETTLEMENT OF PATENT INFRINGEMENT SUIT:
     --------------------------------------

In a prior year, the Company filed suit against two parties in one action for patent infringement. This suit was settled in fiscal 1996 resulting in a gain of $355,560.

13.  STOCK OPTIONS:
     -------------

The Company has an incentive stock option plan that provides for the awarding of options for the purchase of up to 200,000 shares of Common stock. Under the plan, options are granted at a price not less than the fair market value at the grant date and become exercisable upon such date. Employee options expire 10 years after the grant date and directors' options expire five years after the grant date. Of the total options authorized for issuance, 117,275 shares have been granted and 92,725 shares have been exercised, and 1,600 shares have been cancelled.

The following summarizes information relative to the stock option plan:

                                                                                     Weighted
                                                                  Exercise           Average
                                                                   Price          Exercise Price       Aggregate
                                                 Options         (per share)        (per share)         Proceeds
                                           ---------------    --------------    ------------        -------------
    Balance as of June 30, 1994                     86,500    $  0.75 - $1.00        $  0.79        $      68,225

        Granted                                        500           1.00               1.00                  500
        Exercised                                   (1,500)      0.75 - 1.00            0.83               (1,250)
                                           ---------------    --------------    ------------        -------------

    Balance as of June 30, 1995                     85,500       0.75 - 1.00            0.79               67,475

        Granted                                     17,300           3.00               3.00               51,900
        Exercised                                  (85,850)      0.75 - 3.00            0.93              (79,776)
                                           ---------------    --------------    ------------        -------------

    Balance as of June 30, 1996                     16,950       0.75 - 3.00            2.34               39,599

        Granted                                      6,475       5.25 - 6.50            6.11               39,588
        Exercised                                     (475)          3.00               3.00               (1,425)
                                           ---------------    ----------------  ------------        -------------

    Balance as of June 30, 1997                     22,950      $0.75 - $6.50        $  3.39        $      77,762
                                           ===============    ================  ============        =============

The following table summarizes information about the stock option plan as of June 30, 1997 based upon the different ranges in exercise prices of the outstanding options:


                                                             Weighted
            Range of                                         Average              Weighted
            Exercise                                        Remaining             Average
             Prices                   Options            Exercise Period       Exercise Price
           (per share)              Outstanding               (years)            (per share)
           -----------              -----------               -------            -----------
               $0.75                      5,000                 5.5                $ 0.75
               $3.00                     11,475                 8.0                $ 3.00
          $ 5.25 - $6.50                  6,475                 9.3                $ 6.11
                                       --------
                                         22,950
                                       ========

The Company accounts for its options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. Had the Company recognized compensation cost for its stock options consistent with the provisions of SFAS No. 123, the Company's pro forma net income (loss) and pro forma earnings (loss) per Common share would have been as follows:

                                                                        For the Year Ended June 30
                                                                    --------------------------------
                                                                          1997               1996
                                                                    ---------------    -------------
      Net Income (Loss):
          As reported                                               $    (1,008,628)   $     745,139
                                                                    ===============    =============
          Pro forma                                                 $    (1,035,363)   $     727,839
                                                                    ===============    =============
      Pro Forma Earnings (Loss) per Common share:
          As reported                                               $        (.24)     $         .19
                                                                    =============      =============
          Pro forma                                                 $        (.25)     $         .18
                                                                    =============      =============

The weighted average fair value of the stock options granted during fiscal 1997 and 1996 was $4.13 and $1.52, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                         1997               1996
                                                                    -------------      ------------

        Risk-free interest rate                                             6.4%             5.9%
        Expected dividend yield                                              0%                0%
        Expected life                                                    5 years           5 years
        Expected volatility                                                80.0%            80.0%


14.  CUSTOMER INFORMATION:
     --------------------

The Company's customer base in the Dental Supplies segment consists principally of distributors in the professional dental supply market. The Company's customer base in the Precision Abrasives segment consists principally of large companies in the high-technology industry. The Company did not have any customers with net sales in excess of 10% of its total net sales for the years ended June 30, 1997, 1996 and 1995.

15.  OTHER INCOME, NET:
     -----------------

                                                                   For the Year Ended June 30
                                                     ----------------------------------------------------
                                                            1997              1996              1995
                                                     ----------------  ----------------  ----------------

    Other income                                     $        15,479   $        24,394   $       111,134
    Other expense                                             (2,830)              --                --
    Gain on disposition of property and equipment
                                                                 --             57,000            15,489
    Building donation                                            --                --            (96,322)
                                                     ---------------   ---------------   ---------------

                                                     $        12,649   $        81,394   $        30,301
                                                     ===============   ===============   ===============

In March 1995, the Company donated its Philadelphia building to a qualified charity. At the time of the donation, the book value of the building was $96,322.

16.  QUARTERLY RESULTS (UNAUDITED):
     ----------------------------

The following tables summarize quarterly financial data for the fiscal year's ended June 30, 1997 and 1996:

                                                                 For the Three Months Ended
                                          -----------------------------------------------------------------------
                  1997                        Sept. 30            Dec. 31          March 31            June 30
                  ----                    ---------------    ---------------   ---------------    ---------------

Net sales                                 $     3,245,693    $     3,751,015   $     3,260,066    $     3,726,153

Cost of goods sold(1)                           1,970,953          2,266,706         2,053,774          2,290,060
                                          ---------------    ---------------   ---------------    ---------------

       Gross profit                       $     1,274,740    $     1,484,309   $     1,206,292    $     1,436,093
                                          ===============    ===============   ===============    ===============

Net income (loss)                         $       149,010    $        46,725   $      (142,292)   $    (1,062,071)
                                          ===============    ===============   ===============    ===============
Primary and fully diluted earnings
(loss) per Common share

                                          $           .04    $           .01   $          (.04)   $          (.26)
                                          ===============    ===============   ===============    ===============

(1)During the current year, the first three quarters' inventory computation was based on the prior year's gross profit percentage by department, which overall was 38.5% (as adjusted for Thompson). The year-end actual inventory valuation resulted in a 38.6% gross profit percentage. Therefore, fourth quarter results reflect the entire year's percentage increase.


                                                                 For the Three Months Ended
                                          -----------------------------------------------------------------------
                  1996                        Sept. 30            Dec. 31          March 31            June 30
                  ----                    ---------------    ---------------   ---------------    ---------------
Net sales                                 $     2,710,084    $     3,181,420   $     2,879,413    $     3,143,386

Cost of goods sold(2)                           1,662,983          1,776,816         1,754,900          2,098,501
                                          ---------------    ---------------   ---------------    ---------------

       Gross profit                       $     1,047,101    $     1,404,604   $     1,124,513    $     1,044,885
                                          ===============    ===============   ===============    ===============

Net income (loss)                         $        68,478    $       177,750   $       428,807    $        70,104
                                          ===============    ===============   ===============    ===============
Primary and fully diluted earnings
(loss) per Common share

                                          $           .02    $           .04   $           .11    $           .02
                                          ===============     ==============   ===============    ===============

(2)During fiscal 1996, the first three quarters' inventory computation was based on the prior year's gross profit percentage by department, which overall was 38.8%. The year-end actual inventory valuation resulted in a 41.2% gross profit percentage. Therefore fourth quarter results reflect the entire year's percentage decrease. The gross profit percentage decrease was a result of increased costs due to expansion and construction of two facilities in the year ended June 30, 1996.

17.  SUBSEQUENT EVENT:
     ----------------
On August 7, 1997, the Company entered into a non-binding letter of intent with Ashland Chemical Company, a division of Ashland, Inc., pertaining to the potential purchase of certain of the Company's intellectual properties and technologies for manufacturing of slurries used in chemical mechanical planarization ("CMP") of wafers produced for the global micro-electronics industry. The contemplated purchase will include worldwide rights to the Company's proprietary CMP slurry manufacturing processes, formulas, patent applications and trade secrets. The proposed transaction anticipates combining a lump-sum payment with an ongoing royalty stream based on sales.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

Change in Registrant's Certifying Accountant
--------------------------------------------

Heffler, Radetich & Saitta was previously the principal accountant for the Company. On June 23, 1997, the Company decided to terminate Heffler, Radetich & Saitta's appointment as principal accountants of the Company and to engage Arthur Andersen LLP as the Company's independent accountants. The Company's anticipated worldwide expansion and growth initiated the change. The decision to engage Arthur Andersen LLP and to terminate Heffler, Radetich & Saitta was subsequently recommended to and approved by the members of the Company's Board of Directors.

In connection with the audits of the three fiscal years ended June 30, 1996 and the interim period through June 23, 1997, there were no disagreements with Heffler, Radetich & Saitta on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreements.

The audit reports of Heffler, Radetich & Saitta on the consolidated financial statements of the Company as of June 30, 1996 and 1995, and for each of the years in the three year period ended June 30, 1996, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Disagreements with Accountants on Accounting and Financial Disclosures.
-----------------------------------------------------------------------

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------

(1)   Executive Officers of the Company:

         (a) The names, ages and positions with the Company of all of the executive officers of the Company, none of whom are related by blood, marriage or adoption to each other, are as follows:

                        Name                          Age             Position with the Registrant
                        ----                          ---             ----------------------------

                  Marvin E. Sternberg                 63      Chairman of the Board, President and Chief
                                                                 Executive Officer

                  Clarence F. Bartron                 53      Vice President Ultralap Division

                  Joseph S. Sternberg                 34      Vice President and Corporate Counsel

                  Mark E. Sternberg                   30      Vice President Manufacturing-Ultralap Division

                  Jerome Lipkin                       63      Vice President*

                  William Woodhead                    60      Secretary/Treasurer

                *Resigned on April 28, 1997 from the positions of director and executive officer.

         (b) The executive officers hold their respective offices until the first meeting of newly elected directors following the next annual meeting of the Company and the election of successor officers unless otherwise terminated by the Board of Directors.

         (c) The following is a brief account of the business experience of the executive officers of the Registrant:

                Mr. Marvin E. Sternberg joined Moyco in March of 1974, as a Management Consultant and was elected President of Moyco on August 9, 1974. From 1965 to 1973, Mr. Sternberg was Trustee and Operating Officer for the Robinson Trust, Philadelphia, Pennsylvania. From 1965 to present, Mr. Sternberg has been a partner and/or director in a number of other companies in the Philadelphia, Pennsylvania, and Fort Lauderdale, Florida, areas including the RBB Fund, a family of Mutual funds, and Cellucap Manufacturing Company, a producer of disposable headwear and garments. Mr. Sternberg has been a member of the Company's Board of Directors since 1974.

                Mr. Joseph Sternberg joined the Company on October 14, 1991, at which time he was named Vice President and Corporate Counsel. Prior to that time he was engaged in the private practice of law.

                Mr. Mark Sternberg joined Moyco on August 15, 1991 at which time he was named Vice President-Manufacturing Ultralap Division

                Mr. Jerome Lipkin joined Moyco on June 12, 1974 as assistant to the Vice-President. He was elected to Vice-President in charge of operations on March 20, 1978. Mr. Lipkin was a member of the Company's Board of Directors from 1978 until his resignation from the positions of director and executive officer on April 28, 1997.

                Mr. William Woodhead joined Moyco on January 7, 1985 as Controller. He was elected Secretary/Treasurer on December 18, 1985. Mr. Woodhead has been a member of the Company's Board of Directors since 1985.

(2) Directors of the Company:

         (a) The following table sets forth the name of each director of the Company and all offices presently held by him. The term of each director will expire on such date as the Annual Meeting of Shareholders is held and his successor is duly elected and qualified.

                          Name                         Age               Other Position with Registrant
                          ----                         ---               ------------------------------

                  Marvin E. Sternberg                   63          Chairman of the Board, President and Chief
                                                                       Executive Officer

                  Irvin Paul                            67          None

                  Marvin Cravetz                        60          None

                  William Woodhead                      60          Secretary/Treasurer

                Mr. Irvin Paul, DDS, has engaged in the practice of Dentistry, with offices in Upper Darby, Pennsylvania, for more than thirty years. Mr. Paul has been a member of Company's Board of Directors since 1974.

                Mr. Marvin Cravetz, DDS, was engaged in the practice of Dentistry, with offices in Hatboro, Pennsylvania, for more than twenty years. Mr. Cravetz has been a member of the Company's Board of Directors since 1974.

                The experience of the other directors is reported under Section 1 of ITEM 10 -- Executive Officers of the Company.

         (b) There are no family relationships between any director or executive officer of the Registrant.

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

The following table shows for fiscal years ended June 30, 1997, 1996 and 1995, the cash compensation, as well as certain other compensation paid to the named executive officers:

                                                            SUMMARY COMPENSATION TABLE
                                                            --------------------------

                                                                                        Long-Term Compensation
                                                                            ---------------------------------------------
                                        Annual Compensation                         Awards                  Payouts
                          -----------------------------------------------   ----------------------   --------------------



                                                                                        Securities     Long-
                                                                  Other                   Under-       Term
                                                                 Annual     Restricted     lying    Incentive        All
Name and principal                                               Compen-       Stock     Options/      Plan         Other
   position                 Year      Salary          Bonus      sation      Award(s)      SARs       Payouts    Compensation
   --------                 ----      ------          -----      ------      --------      ----       -------    ------------
Marvin E. Sternberg         1997   $   270,000    $      --   $      --     $     --     $   --      $    --       $3,450
   Chairman of the Board,   1996       270,000           --          --           --         --           --        3,450
   President and CEO        1995       270,000           --          --           --         --        1,450        4,620

Clarence F. Bartron         1997       131,593           --          --           --         --           --        1,950
   Vice President
   Ultralap Division

Joseph S. Sternberg         1997        99,210            --          --          --         --           --        2,193
   Vice President
   and Corporate
   Counsel

Mark E. Sternberg           1997        98,850            --          --          --         --           --        2,193
   Vice President
   Manufacturing
   -Ultralap Division

Jerome Lipkin               1997       124,880            --          --          --         --           --        2,995
   Vice President           1996       112,470        10,000          --          --         --           --        3,587
                            1995       103,200        10,000          --          --         --          630        4,448

William Woodhead            1997        87,830         5,000           --         --         --           --        2,184
   Secretary/               1996        78,200        10,000        4,800         --         --           --        2,550
   Treasurer                1995        70,900        10,000        4,800         --         --          464        2,427

STOCK OPTIONS
-------------

The following table shows stock options exercised and fiscal year-end values for the named executive officers under the Company's stock option plan. The plan does not permit the grant of stock appreciation rights ("SARs"). There have been no stock options granted in the current fiscal year to the named executive officers.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                                                                Number of               Value of
                                                                               Securities              Unexercised

                                                                               Underlying             In-the-Money
                                                                               Unexercised            Options/SARs
                                        Shares                                Options/SARs         At Fiscal Year End
                                  Acquired on               Value          at Fiscal Year End       Exercisable (2)/
            Name                  Exercise (1)          Realized (2)           Exercisable            Unexercisable
-----------------------------     ------------       -----------------   ---------------------      ------------------

Marvin E. Sternberg                      --           $           --              --                   $    --/--
Clarence F. Bartron                      --           $           --              --                   $    --/--
Joseph S. Sternberg                      --           $           --              --                   $    --/--
Mark E. Sternberg                        --           $           --           5,000                   $32,500/--
Jerome Lipkin                            --           $           --              --                   $    --/--
William Woodhead                         --           $           --              --                   $    --/--


(1) Upon exercise of an option, the optionee must pay the exercise price in cash.

(2) Represents the difference between the fair market value of the common stock underlying the option and the exercise price at exercise, or fiscal year-end, respectively.

DIRECTORS COMPENSATION
----------------------

Each non-employee director receives options to purchase 1,000 shares of the Company's Common stock for each meeting attended. The exercise price of these options are equal to the fair market value of the Company's Common stock on the date of grant. All directors who are also employees do not receive any compensation for serving as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

(a) The following table sets forth information as of June 30, 1997 with respect to any person who is known to the Registrant to be the beneficial owner of more than 5% of any class of Registrant's voting securities:

                                                                     Shares                    Percentage
                                                                  Beneficially                     of
      Title of Class              Name and Address                   Owned                        Class
      --------------              ----------------                   -----                        -----
       Common stock            Marvin E. Sternberg              2,922,565 (1) (2)                 70.6%
                               937 Mt. Pleasant Rd.
                               Bryn Mawr, PA 19010


                               (1) Of these shares 2,408,355 shares are held by Marvin E. Sternberg, legally and beneficially in his own name; 16,900 shares by Susan Sternberg, wife of said Marvin E. Sternberg, legally and beneficially in her own name; and 497,310 shares are held by said Susan Sternberg together with T. Allen Lipsky in trusts consisting of 165,770 shares each for the respective beneficial interests of Joseph
                                     S. Sternberg, Mark E. Sternberg and Janet
                                     L. Sternberg, children of said Marvin E.
                                     Sternberg and Susan Sternberg.

                               (2)   None of Marvin E. Sternberg, Susan
                                     Sternberg or T. Allen Lipsky claim any
                                     beneficial interests in the shares herein described which are not reported here for his or her respective legal and beneficial interest.


(b) The following table sets forth information, as of June 30, 1997, as to each class of equity securities of the Registrant beneficially owned, directly or indirectly, by all directors and officers of the Registrant, as a group:

                                                                                  Shares                  Percentage
                                                                               Beneficially                   of
           Title of Class                Beneficial Owner                        Owned (1)                   Class
        -------------------     ----------------------------------   -------------------------------      -----------
        Common stock            Marvin E. Sternberg                             2,922,565                    70.6%
        Common stock            Irvin Paul                                             --                      --
        Common stock            Marvin Cravetz                                      5,000                     0.1%
        Common stock            Jerome Lipkin                                     128,900                     3.1%
        Common stock            William Woodhead                                   10,300                     0.2%
        Common stock            All Officers and Directors                             --                      --
                                (5 in number)                                   3,066,765                    74.1%

                               (1) Refer to Footnotes (1) and (2) of previous table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

No director or officer had any material interest, direct or indirect, in any business transaction of the Company during the period July 1, 1996 through June 30, 1997, or in any such proposed transaction.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
----------------------------------------------------------------------------
FORM 8-K.
---------

Financial Statements: The following is a list of the Consolidated Financial Statements of the Company and Supplementary data filed as part of Item 8 hereof:

    Report of Independent Public Accountants
    Consolidated Balance Sheets -- June 30, 1997 and 1996
    Consolidated Statements of Operations -- For the Years Ended June 30, 1997, 1996 and 1995 Consolidated Statements of Shareholders' Equity -- For the Years Ended June 30, 1997, 1996 and 1995 Consolidated Statements of Cash Flows -- For the Years Ended June 30, 1997, 1996 and 1995 Notes to Consolidated Financial Statements

 Financial Statement Schedules: Included in Part IV of this report.
 -----------------------------
    Forthe Years Ended June 30, 1997, 1996 and 1995 --Schedule II -- Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

 Exhibits:
 ---------

    23.1   Consent of Arthur Andersen LLP
    23.2   Consent of Heffler, Radetich & Saitta L.L.P.
    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

 Reports On Form 8-K:
 --------------------

     1. The Company filed a Form 8-K on December 20, 1996 regarding the government's investigation. See Item 3 to this Form 10-K for more information relative to this government investigation.

     2. The Company filed a Form 8-K on March 3, 1997 regarding its exclusive $30,000,000 supply requirements contract with Nanophase Technologies Corporation.

     3. The Company filed a Form 8-K on April 3, 1997 regarding a patent infringement lawsuit filed against the Company by Cabot Corporation. See Item 3 of this Form 10-K for more information relative to this litigation.

     4. The Company filed a Form 8-K on April 14, 1997 regarding the government's investigation. See Item 3 of this Form 10-K for more information relative to this government investigation.

     5. The Company filed an Amended Form 8-K on July 3, 1997 concerning a change in the Company's independent public accountants.

     6. The Company filed a Form 8-K on August 7, 1997 regarding the government's investigation. See Item 3 of this Form 10-K for more information relative to this government investigation. Additionally, this Form 8-K announced the Company's non-binding letter of intent with Ashland Chemical Company regarding the potential sale of certain of the Company's intellectual property rights.

                            MOYCO TECHNOLOGIES, INC.
                            ------------------------

                        VALUATION AND QUALIFYING ACCOUNTS
                        ---------------------------------

                     FOR THE THREE YEARS ENDED JUNE 30, 1997
                     ---------------------------------------



      Column A                 Column B                  Column C                   Column D         Column E
--------------------       --------------  -----------------------------------  ----------------   ------------
                                                         Additions
                              Balance at        Charged            Charged                           Balance at
                               Beginning          to              to Other                             End of
                               of Period        Expense           Accounts       Deductions (1)        Period
                           --------------  ---------------   -----------------   --------------    ------------
Accounts receivable
   reserves:
     June 30, 1997         $      78,990   $       152,245   $        57,065(2) $         36,970   $    251,330
                           =============   ===============   ===============    ================   ============

     June 30, 1996         $      78,990   $           --    $           --     $            --    $     78,990
                           =============   ===============   ===============    ================   ============

     June 30, 1995         $      58,990   $        20,000   $           --     $            --    $     78,990
                           =============   ===============   ===============    ================   ============


(1) Represents accounts written off against the reserve.

(2) Represents balance at acquisition of Thompson.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MOYCO TECHNOLOGIES, INC.

Dated:  September 29, 1997              BY:   /s/Marvin E. Sternberg
                                              --------------------------------
                                              Marvin E. Sternberg
                                              Chairman of the Board, President
                                              and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Marvin E. Sternberg                             Dated:  September 29, 1997
--------------------------------
Marvin E. Sternberg
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer) and Director


/s/William Woodhead                                Dated:  September 29, 1997
--------------------------------
William Woodhead
Secretary/Treasurer, Principal Financial Officer
and Principal Accounting Officer and Director


/s/ Marvin Cravetz, DDS                            Dated:  September 29, 1997
--------------------------
Marvin Cravetz, DDS
Director