Form 10-Q
period 1997-09-30
MOYCO TECHNOLOGIES INC
filed 1997-11-14
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                           Commission File No. 0-4123

                            MOYCO TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                          23-1697233
-------------------------------                           ------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                          Identification Number)

200 Commerce Drive
Montgomeryville, Pennsylvania                                  18936
----------------------------------------                  ----------------
(Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code:)     (215) 855-4300
                                                          --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  __X__     NO _____

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1997: 4,138,340 shares of common stock, par value $.005 per share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements



                            MOYCO TECHNOLOGIES, INC.


                           CONSOLIDATED BALANCE SHEETS


                                                              September 30,            June 30,
                                                                  1997                   1997
                                                             ------------            ------------
                            ASSETS                           (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                 $  1,712,866            $  1,454,083
   Accounts receivable, net of reserves of
      $251,330 and $251,330                                     2,130,401               1,948,285
   Inventories, estimated (Note 3 and 4)                        4,243,066               3,902,141
   Deferred income taxes                                          488,676                 507,198
   Prepaid taxes                                                   99,708                  32,843
   Prepaid expenses                                                53,431                 104,607
                                                             ------------            ------------

              Total current assets                              8,728,148               7,949,157
                                                             ------------            ------------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                           602,433                 602,433
   Buildings and improvements                                   4,576,882               4,569,460
   Machinery and equipment                                      5,744,919               5,717,084
   Furniture and fixtures                                         644,445                 641,368
   Automotive equipment                                            48,511                  48,511
                                                             ------------            ------------

                                                               11,617,190              11,578,856
   Less- Accumulated depreciation and amortization             (5,289,570)             (5,105,474)
                                                             ------------            ------------

              Net property, plant and equipment                 6,327,620               6,473,382
                                                             ------------            ------------

OTHER ASSETS:
   Goodwill, less accumulated amortization of
      $36,103 and $28,226                                         436,517                 444,394
   Other                                                          175,726                 177,799
                                                             ------------            ------------

              Total other assets                                  612,243                 622,193
                                                             ------------            ------------

                                                             $ 15,668,011            $ 15,044,732
                                                             ============            ============



        The accompanying notes are an integral part of these statements.

                            MOYCO TECHNOLOGIES, INC.


                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)


                                                                           September 30,            June 30,
                                                                               1997                  1997
                                                                          ------------            ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                        (Unaudited)

CURRENT LIABILITIES:
   Line of credit                                                         $    500,000            $  1,125,000
   Current portion of long-term debt                                         1,162,972                 846,928
   Accounts payable                                                          1,510,363               1,352,569
   Accrued expenses                                                            617,492                 895,360
                                                                          ------------            ------------

              Total current liabilities                                      3,790,827               4,219,857
                                                                          ------------            ------------

OTHER LONG-TERM LIABILITIES                                                    514,000                 330,000
                                                                          ------------            ------------

LONG-TERM DEBT                                                               6,200,458               5,255,263
                                                                          ------------            ------------

DEFERRED INCOME TAXES                                                          398,809                 419,047
                                                                          ------------            ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.005 par value, 2,500,000
      shares authorized, none issued and outstanding                              --                      --
   Common stock, $.005 par value, 15,000,000
      shares authorized, 4,732,215  and 4,732,215 shares issued                 23,661                  23,661
   Additional paid-in capital                                                3,981,584               3,981,584
   Retained earnings                                                           889,845                 946,493

   Less- Treasury stock of 593,875 and 593,875 shares
     at cost                                                                  (131,173)               (131,173)
                                                                          ------------            ------------

              Total shareholders' equity                                     4,763,917               4,820,565
                                                                          ------------            ------------

                                                                          $ 15,668,011            $ 15,044,732
                                                                          ============            ============





        The accompanying notes are an integral part of these statements.

                            MOYCO TECHNOLOGIES, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    For the
                                                               Three Months Ended
                                                                  September 30
                                                     --------------------------------
                                                          1997                   1996
                                                     -------------          ------------

NET SALES                                            $ 3,585,511            $ 3,245,693

COST OF GOODS SOLD                                     2,044,653              1,967,748
                                                     -----------            -----------

              Gross profit                             1,540,858              1,277,945

OPERATING EXPENSES:
     Sales and marketing                                 580,948                451,262
     Research and development                            186,929                  3,205
     General and administrative                          717,354                446,853
                                                     -----------            -----------

              Income from operations                      55,627                376,625

INTEREST EXPENSE, net                                   (181,793)              (163,626)

OTHER INCOME, net                                          1,025                  4,416
                                                     -----------            -----------

              Income (loss)  before taxes               (125,141)               217,415

INCOME TAX BENEFIT (EXPENSE)                              68,493                (68,405)
                                                     -----------            -----------

NET INCOME (LOSS)                                    $   (56,648)           $   149,010
                                                     ===========            ===========

PRIMARY AND FULLY DILUTED EARNINGS (LOSS)
   PER COMMON SHARE                                  $      (.01)           $      0.04
                                                     ===========            ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             4,138,340              4,118,738
                                                     ===========            ===========






        The accompanying notes are an integral part of these statements.

                            MOYCO TECHNOLOGIES, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         For the
                                                                                    Three Months Ended
                                                                                       September 30
                                                                            ----------------------------------
                                                                                1997                  1996
                                                                            ---------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                       $   (56,648)           $   149,010
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities-
        Provision for accounts receivable reserves                                 --                   38,061
        Depreciation and amortization                                           194,605                195,033
        Deferred income taxes                                                    (1,716)                  --
    (Increase) decrease in-
      Accounts receivable                                                      (182,116)                11,640
      Inventories                                                              (340,925)              (150,492)
      Prepaid taxes and expenses                                                (15,689)                57,670
      Other assets                                                                 (559)                 3,147
    Increase (decrease) in-
      Accounts payable                                                          157,794               (143,373)
      Reserves for litigation                                                  (169,750)                  --
      Other accrued expenses                                                     75,882               (119,792)
                                                                            -----------            -----------

              Net cash provided by (used in) operating activities              (339,122)                40,904
                                                                            -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                  (38,334)               (46,111)
    Acquisition of Thompson Dental Mfg. Co., net cash acquired                     --                    1,663

              Net cash used in investing activities                             (38,334)               (44,448)
                                                                            -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments under lines of credit                                       (625,000)              (100,000)
    Proceeds from long-term debt                                              1,600,000                750,000
    Payments of long-term debt                                                 (338,761)              (533,021)
    Proceeds from exercise of stock options                                        --                    1,425
                                                                            -----------            -----------

              Net cash provided by financing activities                         636,239                118,404
                                                                            -----------            -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       258,783                114,860

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                1,454,083              1,402,088
                                                                            -----------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 1,712,866            $ 1,516,948
                                                                            ===========            ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                           $   159,064            $   175,926
                                                                            ===========            ===========

    Income taxes paid                                                       $      --              $     4,638
                                                                            ===========            ===========


        The accompanying notes are an integral part of these statements.

                            MOYCO TECHNOLOGIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

                                   (Unaudited)



1. THE COMPANY:

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

On August 7, 1997, the Company entered into a non-binding letter of intent with Ashland Chemical Company, a division of Ashland, Inc., pertaining to the potential purchase of certain of the Company's intellectual properties and technologies for manufacturing of slurries used in CMP of wafers produced for the global micro-electronics industry. The contemplated purchase will include worldwide rights to the Company's proprietary CMP slurry manufacturing processes, formulas, patent applications and trade secrets. The proposed transaction anticipates combining a lump-sum payment with an ongoing royalty stream based on sales. This proposed transaction will not be completed until satisfactory due diligence is performed by both parties.

2. ACQUISITIONS:

In August 1996, the Company acquired all of the outstanding Common stock of Thompson Dental Mfg. Co. ("Thompson"), a manufacturer of dental hand instruments and related products, for 115,000 shares of the Company's Common stock and an additional $450,000 cash "earn-out" payable to the selling shareholders over seven years, contingent upon Thompson meeting certain sales targets. The acquisition was accounted for under the purchase method of accounting. The fixed portion of the purchase price of $911,154 includes $862,500 for the 115,000 shares issued and $48,654 for transaction costs. The $450,000 contingent portion of the purchase price will be recorded when earned. The purchase price was allocated to identifiable assets and liabilities based on their estimated fair values. The $472,620 excess of the purchase price over the fair value of net assets acquired was allocated to goodwill and is being amortized on a straight-line basis over 15 years.

The noncash assets and liabilities that were consolidated as a result of the Thompson acquisition are as follows:

         Noncash assets (liabilities):
              Accounts receivable, net                                $ 277,595
              Inventories                                               600,795
              Prepaid expenses                                           17,844
              Property, plant and equipment                             915,036
              Goodwill                                                  472,620
              Other assets                                               85,000
              Line of credit                                           (100,000)
              Accounts payable                                         (345,272)
              Accrued expenses                                         (245,315)
              Debt                                                     (588,206)
              Deferred income taxes                                    (229,260)
                                                                      ---------

         Net noncash assets acquired                                    860,837

         Less- Common  stock issued                                    (862,500)
                                                                      ---------
         Net cash acquired                                            $   1,663
                                                                      =========

The following unaudited pro forma information for the three months ended September 30, 1996, is presented as if the acquisition of Thompson had occurred on July 1, 1996. The unaudited pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined for the periods presented and is not necessarily indicative of the operating results to be expected in the future.

        Unaudited pro forma net sales                               $3,540,808
                                                                    ==========
        Unaudited pro forma operating income                        $  379,367
                                                                    ==========

        Unaudited pro forma net income                              $  134,495
                                                                    ==========

        Unaudited pro forma earnings per
            Common share                                            $      .03
                                                                    ==========

The pro forma adjustments reflected in the above information consist of increased depreciation and amortization charges for assets which were recorded at their estimated fair values at the purchase date and goodwill. The depreciation adjustment was $10,812 for the three months ended September 30, 1996. The goodwill amortization adjustment was $3,282 for the three months ended September 30, 1996.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three months ended September 30, 1997 and 1996, and the cash flows for the three months ended September 30, 1997 and 1996. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Statements of Cash Flows

For the purpose of determining cash flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at September 30, 1997 consist of certificates of deposit and an investment in a money market account. Interest income earned on the investment of cash was $10,807 and $12,300 for the three months ended September 30, 1997 and 1996, respectively.

Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Ending inventories at interim periods are primarily estimated using the gross profit method.

Property, Plant and Equipment

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

Goodwill

Goodwill represents the excess of the purchase price of the Thompson acquisition over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Amortization expense was $7,877 and $4,595 for the three months ended September 30, 1997 and 1996, respectively. The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to its net realizable value. As of September 30, 1997, no such write-down was required.

Income Taxes

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

Reclassifications

The financial statements for prior periods have been reclassified to conform with the current-period presentation.

Research and Development

Research and development expenses are charged to expense as incurred.

Earnings (loss) per Common Share

The Company utilizes the treasury stock method to compute earnings (loss) per Common share. Earnings (loss) per Common share (primary earnings (loss) per Common share) is computed using the weighted average number of Common shares and Common share equivalents (stock options) outstanding. Earnings (loss) per Common share, assuming full dilution (fully diluted earnings (loss) per Common share), is based upon an increased number of shares that would be outstanding assuming exercise of stock options when the Company's stock price at the end of the period is higher than the average price within the respective period. If the inclusion of Common stock equivalents has an anti-dilutive effect in the aggregate, it is excluded from the earnings (loss) per share calculation. For the three months ended September 30, 1997 and 1996, the weighted average shares outstanding for primary earnings (loss) per share were 4,138,340 and 4,118,738, respectively. Shares used to calculate fully diluted earnings (loss) per Common share were not materially different from those used to calculate primary earnings (loss) per Common share.

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

Revenue Recognition

The Company recognizes revenue upon the shipment of its products.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs are included in sales and marketing expenses on the accompanying consolidated statements of operations.

Long-Lived Assets

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective July 1, 1996. SFAS No. 121 requires that long-lived assets to be held and used or disposed of by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. As of September 30, 1997, management has evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

4.  INVENTORIES:

The components of inventories are as follows:

                                            September 30,         June 30,
                                                1997               1997
                                            ----------           ----------
       Raw materials and supplies           $1,400,212           $1,418,353
       Work-in-process                       1,272,920            1,265,386
       Finished goods                        1,569,934            1,218,402
                                            ----------           ----------

                                            $4,243,066           $3,902,141
                                            ==========           ==========

5.  ACCRUED EXPENSES:

                                             September 30,         June 30,
                                                 1997                1997
                                              --------             --------
       Compensation and related benefits      $257,839             $222,279
       Reserve for litigation (Note 9 )        171,250              525,000
       Other                                   188,403              148,081
                                              --------             --------

                                              $617,492             $895,360
                                              ========             ========

6. LINE OF CREDIT:

The Company has a line of credit with a bank under which it may borrow up to $3,000,000 through December 31, 1997, subject to renewal. Borrowings under the line bear interest at prime (8.5% at September 30, 1997) and are secured by all assets of the Company.

Thompson Dental Manufacturing Co., Inc., a subsidiary of the Company, is a guarantor and surety of borrowings under these credit facilities.

7. LONG-TERM DEBT:

                                                                                         September 30,            June 30,
                                                                                             1997                   1997
                                                                                         ------------           ------------
       Mortgage payable to bank in monthly installments of $14,950, including interest at 9.25% for five years and at prime plus 1% for the
           remaining term, through May 1, 2010.                                           $ 1,341,168            $ 1,354,090

       Notepayable with quarterly interest-only payments through 1996, thereafter, payable in 20 equal quarterly payments including principal and interest at prime. (Interest rate not to exceed 10%
           or be below 8%). Subordinated to prime lender.                                   1,200,000              1,350,000


       Termnote payable in monthly installments of $30,000, plus interest at
           prime rate plus 1/2%, through August 1, 2000.                                    1,020,000              1,110,000

       Mortgage payable to municipal authority in monthly installments of $6,371,
           including interest at 2%, through July 1, 2010.                                    854,798                874,501

       Notepayable with monthly interest-only payments through December 31,
           1997, thereafter payable in 60 equal monthly payments plus interest
           at prime rate plus 1/4%, through December 31, 2002.                                850,000                   --


       Termnote payable in monthly installments of $12,500, plus interest at
           prime rate plus 1/2%, through July 1, 2002.                                        725,000                   --

       Mortgage payable to bank in monthly installments of $5,053, including interest at 8.75% for five years and at prime plus 1% for the
           remaining term, through December 1, 2009.                                          456,009                460,891

       Mortgage payable to municipal authority in monthly installments of $1,952,
           including interest at 2%, through April 1, 2010.                                   254,221                260,309


                                                                                           September 30,            June 30,
                                                                                               1997                   1997
                                                                                           ------------           ------------
       Mortgage payable to bank in monthly installments of $6,569, including interest at 85% of prime (not to exceed 15% or be below 8.5%),
           through August 2001.                                                               244,783                257,683

       Mortgage payable to bank in monthly installments of $2,543, including
           interest at prime plus 1.5%, through December 1, 2011.                             236,616                237,696


       Notepayable in monthly installments of $2,333, plus interest at 8.65%,
           through November 1, 2000.                                                           86,341                 95,673


       Capital lease obligation payable in monthly installments of $2,009,
           including interest at 10%, through December 2000.                                   88,553                 92,893

       Autoloan payable in monthly installments of $838, plus interest at
           7.75%, through June 1, 1998.                                                         5,941                  8,455
                                                                                          -----------            -----------
                                                                                            7,363,430              6,102,191

       Less- Current portion                                                               (1,162,972)              (846,928)
                                                                                          -----------            -----------

                                                                                          $ 6,200,458            $ 5,255,263
                                                                                          ===========            ===========

Substantially all of the Company's assets are pledged as collateral for the long-term debt. In addition, the two mortgages payable to municipal authorities are collateralized by an aggregate of $150,000 in standby letters of credit.

As of September 30, 1997, long-term debt matures as follows:



                    1998                           $   1,162,972
                    1999                               1,210,702
                    2000                               1,161,222
                    2001                                 847,187
                    2002                                 510,279
                    Thereafter                         2,471,068
                                                   -------------
                                                   $   7,363,430
                                                   =============

8. BUSINESS SEGMENTS:

The Company operates in two business segments: Dental Supplies and Precision Abrasives. See Note 1 for description of the Company's business segments.

Financial information for each business segment for the three months ended September 30, 1997 and 1996 is as follows:

                                                                       1997              1996
                                                                ----------------  -----------

    Net Sales:
       Domestic and U.S. government customers-
          Dental Supplies                                       $    2,026,339    $   1,740,451
          Precision Abrasives                                          950,494        1,101,220
       International customers-
          Dental Supplies                                              421,938          261,791
          Precision Abrasives                                          186,740          142,231
                                                                --------------    -------------

                                                                $    3,585,511    $   3,245,693
                                                                ==============    =============

    Operating income (loss):
       Dental Supplies                                          $      245,231    $     255,671
       Precision Abrasives                                            (189,604)         120,954
                                                                ---------------   -------------

                                                                $       55,627    $     376,625
                                                                ===============   =============

    Depreciation and amortization:
       Dental Supplies                                          $      128,225    $     134,394
       Precision Abrasives                                              66,380           60,639
                                                                ---------------   -------------

                                                                $      194,605    $     195,033
                                                                ===============   =============

    Capital expenditures:
       Dental Supplies                                          $       22,410    $      22,356
       Precision Abrasives                                              15,924           23,755
                                                                ---------------   -------------

                                                                $       38,334    $      46,111
                                                                ===============   =============

9. COMMITMENTS AND CONTINGENCIES:

Cabot Corporation Litigation

On March 14, 1997, a complaint was filed in the United States District Court for the Northern District of California against the Company by Cabot Corporation ("Cabot"), a manufacturer of chemical products. The Complaint alleges that a CMP slurry manufactured by the Company infringes on a United States patent owned by Cabot.

The Company has denied that its CMP slurry products infringe on the patented Cabot product. The Company believes the Cabot complaint to be without any basis and has directed its counsel defend this litigation vigorously. The Company in its answer and counterclaim to the Cabot complaint contends that the Company did not infringe on the

Cabot patent, that Cabot's patent is invalid because of prior art and failure to disclose the best mode, that Cabot violated federal anti-trust laws by attempting to monopolize the CMP slurry market and restrain trade, that Cabot interfered with the Company's business relationships, participated in unfair competition and has used the patent laws for improper purposes.

Additionally, the Company's net sales from the CMP slurry, which is the subject of the Cabot litigation, have been immaterial to date. No reserve for this claim has been made in the September 30, 1997 consolidated financial statements.

Foot Powder Investigation

In the fourth quarter of fiscal 1996, the Company became aware that the United States attorney for the Eastern District of Pennsylvania (the "Government") was investigating certain foot powder which the Company manufactured and sold pursuant to contracts with the U.S. Department of Defense. Based on the investigation, the Government alleged that between 1990 and 1996, the Company manufactured and sold to the U.S. Department of Defense $1,700,000 of foot powder without performing appropriate stability tests to assure that the product met contractual requirements. This matter was placed before a grand jury and the Government issued the Company a target letter. An indictment was not issued against the Company by the Government.

In April of 1997, the Company pleaded guilty to a two count information charging it with distributing adulterated drugs and mail fraud. As a result of the negotiations between the Company and the Government, a plea agreement was filed in the United States District Court for the Eastern District of Pennsylvania. The Company has accepted responsibility for failing to maintain required quality control and stability testing procedures for foot powder which it sold to the Government from 1992 to 1996. On October 24, 1997, the judge assigned to the matter determined the fine related to the criminal allegations. The fine was $350,000, which was within the range as set forth in the plea agreement. The fine is payable in five equal annual installments of $70,000 plus interest commencing in October 1997.

In August of 1997, the Company entered into a settlement agreement with the Government to resolve the Company's civil liability with regard to the foot powder matter. The agreement provides that the Company will pay the Government $505,000 over four years. The Company agreed to pay $100,000 within ten (10) days of the execution of the settlement agreement and the remaining amount in four equal installments of $101,250 upon the anniversary of date of the settlement agreement. The payment of these amounts is secured by an irrevocable letter of credit the Company obtained from a bank.

The foot powder involved in this matter is no longer manufactured by the Company and was never a part of its core business.

As a result of the settlement, the Government agreed to settle all other claims made against the Company. The Company recorded a charge in the quarter ended June 30, 1997 to fully reserve for both the civil and criminal aspects of the foot powder matter; and therefore, no additional charges were required during the three months ended September 30, 1997.

ITEM 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

From time to time, the Company may publish statements which are not historical fact, but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology such as, "may," "will," "expect," "anticipate," "intend," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to (i) competition within the Company's industries; (ii) changes in the economics of dentistry, including consolidation, reduced growth in expenditures by private dental insurance plans, and the effects of healthcare reform, which may affect future per capita expenditures for dental services and the ability of dentists to invest in or obtain reimbursement for the use of dental products; (iii) the effect of economic conditions; (iv) supply risks, including shortages and increases in the costs of key raw materials; (v) the successful integration of Thompson's operations; (vi) dependence on the services of the Company's executive officers, and other key operations and technical personnel; and (vii) legal proceedings. (See discussion of legal proceedings in Part II, Item 1 and Part I, Footnote No. 9, to the Consolidated Financial Statements of this Form 10-Q.)

Overview

The Company recorded a loss of $56,648 for the three months ended September 30, 1997, primarily caused by legal and professional fees of approximately $140,000 related to the conclusion of the foot powder investigation and the discovery stage of the Cabot Corporation litigation. Additionally, the Company has continued to strategically invest significant funds in research and development to refine its CMP slurry products in an effort to increase its commercial sales of CMP slurries. The Company also believes that operations suffered as a result of management's focus on the foot powder investigation. For this reason, the Company believes that it was in the best interest of its shareholders and the Company to resolve the matter and focus its attention on operations and various growth opportunities.

On August 7, 1997, the Company entered into a non-binding letter of intent with Ashland Chemical Company, a division of Ashland, Inc., pertaining to the potential purchase of certain of the Company's intellectual properties and technologies for manufacturing of slurries used in CMP of wafers produced for the global micro-electronics industry. The contemplated purchase will include worldwide rights to the Company's proprietary CMP slurry manufacturing processes, formulas, patent applications and trade secrets. The proposed transaction anticipates combining a lump-sum payment with an ongoing royalty stream based on sales. This proposed transaction will not be completed until satisfactory due diligence is performed by both parties.

Summary

The following table sets forth for the periods indicated the Company's key financial information by segment.

                                             For the Three Months Ended
                                                    September 30
                                       -------------------------------------
                                             1997                  1996
                                       ----------------     ----------------
Net Sales:
     Dental Supplies                   $      2,448,277     $      2,002,242
     Precision Abrasives                      1,137,234            1,243,451
                                       ----------------     ----------------
                                       $      3,585,511     $      3,245,693
                                       ================     ================
Gross Profit:
     Dental Supplies                   $      1,101,788     $        839,178
     Precision Abrasives                        439,070              438,767
                                       ----------------     ----------------
                                       $      1,540,858     $      1,277,945
                                       ================     ================

Operating Income (Loss):
     Dental Supplies                   $        245,231     $        255,671
     Precision Abrasives                       (189,604)             120,954
                                       ----------------     ----------------
                                       $         55,627     $        376,625
                                       ================     ================

Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended
   September 30, 1996

Results of Operations

Net sales for the three months ended September 30, 1997 increased $339,818 from the three months ended September 30, 1996. Net sales in the Dental Supplies segment increased $446,035 primarily due to the Company's acquisition of Thompson in the first quarter of fiscal 1997. Net sales in the Precision Abrasives segment decreased $106,217 from $1,243,451 for the three months ended September 30, 1996 to $1,137,234 for the three months ended September 30, 1997 due to a shift in the product mix to the Company's higher gross profit products and less focus on selling higher volume lower margin products.

Gross profit for the three months ended September 30, 1997 increased $262,913 from the three months ended September 30, 1996. Gross profit in the Dental Supplies segment increased $262,610 from $839,178 (41.9% of Dental Supplies net sales) for the three months ended September 30, 1996 to $1,101,788 (45.0% of Dental Supplies net sales) for the three months ended September 30, 1997. Gross profit in the Precision Abrasives segment remained relatively constant, increasing $303 from $438,767 (35.3% of Precision Abrasives net sales) for the three months ended September 30, 1996 to $439,070 (38.6% of Precision Abrasives net sales) for the three months ended September 30, 1997. The increase in gross profit in the Dental Supplies segment is due to the increased sales resulting from the Thompson acquisition. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the product mix offered by the Company; therefore, the aforementioned shift in the product mix in the Precision Abrasives segment caused the gross profit as a percentage on net sales to increase.

Sales and marketing expenses increased $129,686 from $451,262 (13.9% of net sales) for the three months ended September 30, 1996 to $580,948 (16.2% of net sales) for the three months ended September 30, 1997 partially as a result of the Thompson acquisition and partially due to increased advertising spending by the Company. General and administrative expenses increased $270,501 from $446,853 (13.8% of net sales) to $717,354 (20.0% of net sales) due to the Thompson acquisition, as well as the legal and professional fees of approximately $140,000 related to the conclusion of the foot powder investigation and the discovery stage of the Cabot Corporation litigation. Research and development expenses increased $183,724 due to the investment of significant funds by the Company, in research and development to refine its CMP slurry products in an effort to increase its commercial sales of CMP slurries.

Interest expense, interest income and other income remained relatively constant between periods.

Liquidity and Capital Resources

Historically, the Company's primary source of liquidity has been cash flow from operations. These funds, combined with borrowings under long-term debt obligations with both banks and municipal authorities, have provided the liquidity to finance the Company's capital expenditures. Substantially all of the Company's assets are pledged as collateral for its long-term debt.

Net cash of $339,122 was used in operating activities in the three months ended September 30, 1997. Net cash of $40,904 was provided by operating activities in the three months ended September 30, 1996. The decreasing cash flows from operations between periods were a result of the net loss for the three months ended September 30, 1997, as well as the funding of an increase in inventory and the timing of accounts receivable collections from the Company's larger customers at September 30, 1997.

Expenditures for property, plant and equipment totaled $38,334 for the three months ended September 30, 1997 and $46,111 for the three months ended September 30, 1996.

Proceeds received from long-term debt, were $1,600,000 and $750,000 for the three months ended September 30, 1997 and 1996, respectively. During the three months ended September 30, 1997, the Company refinanced a portion of its line of credit with long-term debt with a bank. For the three months ended September 30, 1997 and 1996, the Company made payments on long-term debt of $338,761 and $533,021, respectively.

The Company has a commitment for a $3,000,000 line of credit with a bank which will expire on December 31, 1997, subject to renewal. Management intends to renew the line of credit under similar terms and conditions. The line of credit bears interest at the prime rate and is secured by substantially all of the Company's assets.

The Company expects to spend approximately $500,000 in fiscal 1998 on capital expenditures, primarily for new office computer equipment and dental instrument manufacturing equipment. In addition, the Company is obligated to pay a minimum of $755,000 over five years relating to the settlement of the foot powder matter (see Legal Proceedings in Part II, Item 1 and Part I, Footnote No. 9, to the Consolidated Financial Statements of this Form 10-Q). The Company anticipates that sufficient cash will be generated from operations to fund these payments and, to the extent they are not, they will be funded using the Company's credit facilities.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings


Reference is made to Part I, Footnote No. 9 to the Consolidated Financial Statements of this Form 10-Q for the appropriate information concerning the Company's legal proceedings.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a) The following is a list of exhibits filed as part of the Form 10-Q.

              27.0 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

     (b)    Reports on Form 8-K

                1. The Company filed a Form 8-K on June 27, 1997, as amended by an Amended Form 8-K on July 3, 1997 concerning a change in the Company's independent public accountants.

                2. The Company filed a Form 8-K on August 7, 1997 regarding the government's investigation. See Part II, Item 1 of this Form 10-Q for more information relative to this government investigation. Additionally, this Form 8-K announced the Company's non-binding letter of intent with Ashland Chemical Company regarding the potential sales of certain of the Company's intellectual property rights.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MOYCO TECHNOLOGIES, INC.

Dated:  November 12, 1997       BY:   /s/Marvin E. Sternberg
                                      ------------------------------------------
                                      Marvin E. Sternberg
                                      Chairman of the Board, President
                                      and Chief Executive Officer (Principal
                                      Executive Officer) and Director


Dated:  November 12, 1997       BY:   /s/William G. Woodhead
                                      ------------------------------------------
                                      William G. Woodhead
                                      Secretary/Treasurer, Principal Financial
                                      Officer and Principal Accounting
                                      Officer and Director