Form 10-Q
period 1997-12-31
MOYCO TECHNOLOGIES INC
filed 1998-02-13
CIK 200533

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

                          Commission File No. 0-4123

                           MOYCO TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Pennsylvania                                 23-1697233
--------------------------------           ------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

200 Commerce Drive
Montgomeryville, Pennsylvania                             18936
----------------------------------------   ------------------------------------
(Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including           (215) 855-4300
area code:)                                ------------------------------------

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1997: 4,138,340 shares of common stock, par value $.005 per share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements



                           MOYCO TECHNOLOGIES, INC.


                          CONSOLIDATED BALANCE SHEETS


                                                    December 31,      June 30,
                                                        1997            1997
                                                    -----------     -----------
                ASSETS                              (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                         $ 2,262,765     $ 1,454,083
  Accounts receivable, net of reserves of
        $251,330                                      2,266,906       1,948,285
  Other receivables                                     774,703             --
  Inventories, estimated (Notes 3 and 4)              4,192,447       3,902,141
  Deferred income taxes                                 498,821         507,198
  Prepaid taxes                                             --           32,843
  Prepaid expenses                                       39,260         104,607
                                                    -----------     -----------
     Total current assets                            10,034,902       7,949,157
                                                    -----------     -----------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                  602,433         602,433
  Buildings and improvements                          4,584,443       4,569,460
  Machinery and equipment                             5,660,724       5,717,084
  Furniture and fixtures                                644,445         641,368
  Automotive equipment                                   48,511          48,511
                                                    -----------     -----------
                                                     11,540,556      11,578,856
  Less-Accumulated depreciation and amortization     (5,462,294)     (5,105,474)
                                                    -----------     -----------
     Net property, plant and equipment                6,078,262       6,473,382
                                                    -----------     -----------
OTHER ASSETS:
  Goodwill, less accumulated amortization of
        $43,980 and $28,226                             428,640         444,394
  Other                                                 280,814         177,799
                                                    -----------     -----------
     Total other assets                                 709,454         622,193
                                                    -----------     -----------
                                                    $16,822,618     $15,044,732
                                                    ===========     ===========


       The accompanying notes are an integral part of these statements.

                           MOYCO TECHNOLOGIES, INC.


                          CONSOLIDATED BALANCE SHEETS

                                  (Continued)


                                                    December 31,      June 30,
                                                        1997            1997
                                                    -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY                (Unaudited)

CURRENT LIABILITIES:
  Line of credit                                       $   650,000    1,125,000
  Current portion of long-term debt                      1,186,023      846,928
  Accounts payable                                       1,458,851    1,352,569
  Income taxes payable                                     336,580          --
  Accrued expenses                                         704,732      895,360
                                                       -----------  -----------
     Total current liabilities                           4,336,186    4,219,857
                                                       -----------  -----------

OTHER LONG-TERM LIABILITIES                                521,000      330,000
                                                       -----------  -----------
LONG-TERM DEBT                                           5,927,827    5,255,263
                                                       -----------  -----------
DEFERRED INCOME TAXES                                      434,811      419,047
                                                       -----------  -----------
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY
  Preferred stock, $.005 par value, 2,500,000 shares
   authorized, none issued and outstanding                     --           --
  Common stock, $.005 par value, 15,000,000
   shares authorized, 4,732,215 shares issued               23,661       23,661
  Additional paid-in capital                             3,981,584    3,981,584
  Retained earnings                                      1,728,722      946,493
  Less-Treasury stock of 593,875 shares at cost           (131,173)    (131,173)
                                                       -----------  -----------
     Total shareholders' equity                          5,602,794    4,820,565
                                                       -----------  -----------
                                                       $16,822,618  $15,044,732
                                                       ===========  ===========


       The accompanying notes are an integral part of these statements.

                           MOYCO TECHNOLOGIES, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                 For the                  For the
                                                            Three Months Ended       Six Months Ended
                                                                December 31             December 31
                                                        -----------------------    -----------------------
                                                            1997         1996         1997        1996
                                                        ----------   ----------    ----------   ----------

NET SALES                                               $4,208,407   $3,751,015    $7,793,918   $6,996,708
COST OF GOODS SOLD                                       2,395,499    2,266,706     4,440,152    4,237,659
                                                        ----------   ----------    ----------   ----------
  Gross profit                                           1,812,908    1,484,309     3,353,766    2,759,049

OPERATING EXPENSES:
  Sales and marketing                                      718,624      576,786     1,299,572    1,028,048
  Research and development                                 791,825       16,143       978,754       19,348
  General and administrative                               769,976      706,473     1,487,330    1,150,121
                                                        ----------   ----------    ----------   ----------
               Income (loss) from
                     operations                           (467,517)     184,907      (411,890)     561,532

INTEREST EXPENSE, net                                     (134,545)    (163,431)     (316,338)    (327,057)
GAIN ON SALE OF CMP BUSINESS                             1,660,483          --      1,660,483          --
GAIN ON SALE OF PARTICLE DISPERSION TECHNOLOGY             223,000          --        223,000          --
OTHER INCOME, net                                           19,602       31,453        20,627       35,869
                                                        ----------   ----------    ----------   ----------
               Income before taxes                       1,301,023       52,929     1,175,882      270,344
INCOME TAX EXPENSE                                        (462,146)      (6,204)     (393,653)     (74,609)
                                                        ----------   ----------    ----------   ----------
NET INCOME                                              $  838,877   $   46,725    $  782,229   $  195,735
                                                        ==========   ==========    ==========   ==========
BASIC EARNINGS PER COMMON SHARE                         $      .20   $      .01    $      .19   $      .05
                                                        ==========   ==========    ==========   ==========
DILUTED EARNINGS PER COMMON SHARE                       $      .20   $      .01    $      .19   $      .05
                                                        ==========   ==========    ==========   ==========



       The accompanying notes are an integral part of these statements.

                           MOYCO TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                   For the
                                                                               Six Months Ended
                                                                                  December 31
                                                                         ---------------------------
                                                                             1997            1996
                                                                         -----------      ----------

OPERATING ACTIVITIES:
  Net income                                                                 782,229         195,735
  Adjustments to reconcile net income to net cash
   used in operating activities-
    Provision for accounts receivable reserves                                   --           76,123
    Depreciation and amortization                                            392,257         381,988
    Deferred income taxes                                                     24,141         (10,000)
    Gain on sale of CMP business                                          (1,660,483)            --
    Gain on sale of particle dispersion technology                          (223,000)            --
  (Increase) decrease in-
    Accounts receivable                                                     (318,621)       (100,136)
    Other accounts receivable                                               (774,703)            --
    Inventories                                                             (540,306)       (230,071)
    Prepaid taxes and expenses                                                98,190          47,369
    Other assets                                                              (7,279)         (5,978)
  Increase (decrease)in-
    Accounts payable                                                         106,282        (154,005)
    Income taxes payable                                                     336,580             --
    Reserve for litigation settlements                                      (162,610)            --
    Other accrued expenses                                                  (272,018)       (250,697)
                                                                         -----------      ----------
      Net cash used in operating activities                               (2,219,341)        (49,672)
                                                                         -----------      ----------
INVESTING ACTIVITIES:
  Purchases of and deposits on property, plant
   and equipment                                                            (181,636)        (61,144)
  Acquisition of Thompson Dental Mfg. Co., net cash
   acquired                                                                      --            1,663
  Proceeds from sale of CMP business                                       2,450,000              --
  Proceeds from sale of particle dispersion technology                       223,000              --
                                                                         -----------      ----------
      Net cash provided by (used in) investing activities                  2,491,364         (59,481)
                                                                         -----------      ----------

FINANCING ACTIVITIES:
  Net borrowings (repayments) under lines of credit                         (475,000)        650,000
  Proceeds from long-term debt                                             1,600,000         151,801
  Payments of long-term debt                                                (588,341)       (690,159)
  Proceeds from exercise of stock options                                        --            1,425
                                                                         -----------      ----------
      Net cash provided by financing activities                              536,659         113,067
                                                                         -----------      ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    808,682           3,914

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,454,083       1,402,088
                                                                         -----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 2,262,765      $1,406,002
                                                                         ===========      ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                          $   344,624         354,022
                                                                         ===========      ==========
  Income taxes paid                                                      $       --       $    4,638
                                                                         ===========      ==========

       The accompanying notes are an integral part of these statements.

                           MOYCO TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

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

On December 31, 1997, the Company sold its CMP assets and CMP business product line for the electronics industry and related intellectual property to EKC Technology, Inc. ("EKC"), a subsidiary of ChemFirst Inc. for $2,450,000 in cash, as well as a deferred payment by EKC contingent on sales of CMP products during the period through June 30, 1999, and varying royalties based on sales of CMP products through 2004. This transaction resulted in a pre-tax gain of $1,660,483 for the Company. In connection with the sale, EKC has agreed that during 1999, it would purchase a portion of the Company's raw material inventory as of December 31, 1997 for $250,000. As of December 31, 1997, $774,703 related to this sale had not been received by the Company and is included in other receivables on the accompanying consolidated balance sheet. Subsequent to December 31, 1997, the Company received this balance.

Also on December 31, 1997, the Company sold certain particle dispersion technology to Nanophase Technologies Corporation ("Nanophase") for $223,000 in cash, resulting in a one-time pre-tax gain of $223,000.

During the three months ended December 31, 1997, the Company made a one-time payment of $775,000 to Nanophase relating to certain research and development fees.

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

The noncash assets and liabilities that were consolidated as a result of the Thompson acquisition are as follows:

         Noncash assets (liabilities):
           Accounts receivable, net          $ 277,595
           Inventories                         600,795
           Prepaid expenses                     17,844
           Property, plant and equipment       915,036
           Goodwill                            472,620
           Other assets                         85,000
           Line of credit                     (100,000)
           Accounts payable                   (345,272)
           Accrued expenses                   (245,315)
           Debt                               (588,206)
           Deferred income taxes              (229,260)
                                             ---------
         Net noncash assets acquired           860,837
         Less-Common stock issued             (862,500)
                                             ---------
         Net cash acquired                   $   1,663
                                             =========

The following unaudited pro forma information for the six months ended December 31, 1996, is presented as if the acquisition of Thompson had occurred on July 1, 1996. The unaudited pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined for the period presented and is not necessarily indicative of the operating results to be expected in the future.

  Unaudited pro forma net sales                   $7,291,823
                                                  ==========
  Unaudited pro forma operating income            $  564,274
                                                  ==========
  Unaudited pro forma net income                  $  181,220
                                                  ==========
  Unaudited pro forma basic earnings per
    Common share                                  $      .04
                                                  ==========
  Unaudited pro forma diluted earnings per
    Common share                                  $      .04
                                                  ==========

The pro forma adjustments reflected in the above information consist of increased depreciation and amortization charges for assets which were recorded at their estimated fair values at the purchase date and goodwill. The depreciation adjustment was $10,812 for the six months ended December 31, 1996. The goodwill amortization adjustment was $3,282 for the six months ended December 31, 1996.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1997, the results of operations for the three and six months ended December 31, 1997 and 1996, and the cash flows for the six months ended December 31, 1997 and 1996. While management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K.

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

Statements of Cash Flows

For the purpose of determining cash flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1997 consist of certificates of deposit and an investment in a money market account. Interest income earned on the investment of cash was $10,807 and $12,300 for the three months ended December 31, 1997 and 1996, respectively, and $28,392 and $22,284 for the six months ended December 31, 1997 and 1996, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price of the Thompson acquisition over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Amortization expense was $7,877 for the three months ended December 31, 1997 and 1996, and $15,754 and $12,472 for the six months ended December 31, 1997 and 1996, respectively. The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to its net realizable value. As of December 31, 1997, no such write-down was required.

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

Earnings per Common Share

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

The Company was required to and did adopt SFAS No. 128 during the period ended December 31, 1997, as earlier application was not permitted. As required by SFAS No. 128, all prior-period earnings per Common share data has been restated to conform with the provisions of this statement.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per Common share computations:




                                                       For the Three Months Ended December 31
                                   ---------------------------------------------------------------------------
                                                    1997                                   1996
                                   ------------------------------------     ----------------------------------
                                       Income       Shares     Per Share      Income      Shares      Per Share
                                    (Numerator) (Denominator)    Amount    (Numerator) (Denominator)    Amount
                                   -----------    ---------      ------     ----------   ---------     -------
Basic earnings per
  Common share
    Net income                     $   838,877    4,138,340      $  .20     $   46,725   4,140,340     $   .01
                                                                 ======                                =======
Effect of dilutive securities
    Stock options                          --        10,483                        --        9,459
                                   -----------    ---------                 ----------   ---------
Diluted earnings per
  Common share
    Net income and assumed
     conversions                   $   838,877    4,148,823      $  .20     $   46,725   4,149,799     $   .01
                                   ===========    =========      ======     ==========   =========     =======

                                                        For the Six Months Ended December 31
                                   ---------------------------------------------------------------------------
                                                    1997                                   1996
                                   ------------------------------------     ----------------------------------
                                       Income       Shares     Per Share      Income      Shares      Per Share
                                    (Numerator) (Denominator)    Amount    (Numerator) (Denominator)    Amount
                                   -----------    ---------      ------     ----------   ---------     -------
Basic earnings per
  Common share
    Net income                     $   782,229    4,138,340      $  .19     $  195,735   4,116,441     $   .05
                                                                 ======                                =======
Effect of dilutive securities
    Stock options                          --        11,581                        --       10,626
                                   -----------    ---------                 ----------   ---------
Diluted earnings per
  Common share
    Net income and assumed
     conversions                   $   782,229    4,149,921      $  .19     $  195,735   4,127,067     $   .05
                                   ===========    =========      ======     ==========   =========     =======

Options to purchase 4,475 shares of Common stock at $6.50 per share were outstanding during the three months ended December 31, 1997 and the three and six months ended December 31, 1996, but were not included in the respective computations of diluted earnings per Common share because the options' exercise prices were greater than the average market price of the Common shares during the respective periods. The options, which expire in October 2006, were still outstanding as of December 31, 1997.

Revenue Recognition

The Company recognizes revenue upon the shipment of its products.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs are included in sales and marketing expenses on the accompanying consolidated statements of operations.

Long-Lived Assets

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective July 1, 1996. SFAS No. 121 requires that long-lived assets to be held and used or disposed of by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. As of December 31, 1997, management has evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

4.   INVENTORIES:

The components of inventories are as follows:



                                                  December 31,   June 30,
                                                      1997         1997
                                                  ----------   ----------
          Raw materials and supplies              $1,509,281   $1,418,353
          Work-in-process                          1,383,507    1,265,386
          Finished goods                           1,299,659    1,218,402
                                                  ----------   ----------
                                                  $4,192,447   $3,902,141
                                                  ==========   ==========

5.   ACCRUED EXPENSES:

                                                  December 31,   June 30,
                                                      1997         1997
                                                  ----------   ----------
      Compensation and related benefits           $  216,273   $  222,279
      Reserve for litigation settlements (Note 9)    171,390      525,000
      Other                                          317,069      148,081
                                                  ----------   ----------
                                                  $  704,732   $  895,360
                                                  ==========   ==========

6.   LINE OF CREDIT:

The Company had a line of credit with a bank under which it could borrow up to $3,000,000 through December 31, 1997. Borrowings under the line bore interest at prime (8.5% at December 31, 1997) and were secured by all assets of the Company. Subsequent to December 31, 1997, the line was extended to March 31, 1998, subject to renewal. As of December 31, 1997, $650,000 was outstanding under this line of credit.

Thompson Dental Manufacturing Co., Inc., a subsidiary of the Company, is a guarantor and surety of borrowings under this credit facility.

7.    LONG-TERM DEBT:

                                                       December 31,   June 30,
                                                           1997         1997
                                                       ----------    ----------
Mortgage payable to bank in monthly
  installments of $14,950, including interest
  at 9.25% for five years and at prime plus 1%
  for the remaining term, through May 1, 2010.         $1,327,603    $1,354,090

Note payable with quarterly interest-only payments
  through 1996, thereafter, payable in 20 equal
  quarterly payments including principal and
  interest at prime. (Interest rate not to exceed
  10% or be below 8%). Subordinated to prime lender.    1,125,000     1,350,000

Term note payable in monthly installments of
  30,000, plus interest at prime plus 1/2%, through
  August 1, 2000.                                         930,000     1,110,000

Mortgage payable to municipal authority in monthly
  installments of $6,371, including interest at 2%,
  through July 1, 2010.                                   844,898       874,501

Note payable with monthly interest-only payments
  through December 31, 1997; thereafter, payable in
  60 equal monthly payments plus interest at prime
  plus 1/4% through December 31, 2002.                    850,000           --

Term note payable in monthly installments of
  $12,500, plus interest at prime
  plus 1/4% through July 1, 2002.                         700,000           --

Mortgage payable to bank in monthly installments of
  $5,053, including interest at 8.75% for five years
  and at prime plus 1% for the remaining term,
  through December 1, 2009.                               450,909       460,891

Mortgage payable to municipal authority in monthly
  installments of $1,952, including interest at 2%
  through April 1, 2010.                                  251,161       260,309

Mortgage payable to bank in monthly installments of
  $6,569, including interest at 85% of prime (not to
  exceed 15% or be below 8.5%) through August 2001.       231,534       257,683

                                                       December 31,   June 30,
                                                           1997         1997
                                                       ----------    ----------
Mortgage payable to bank in monthly installments of
  $2,543, including interest at prime plus 1.5%
  through December 1, 2011.                              $235,035      $237,696

Note payable in monthly installments of $2,333, plus
  interest at 8.65% through November 1, 2000.              79,342        95,673

Capital lease obligation payable in monthly
  installments of $2,009, including interest at 10%
  through December 2000.                                   84,104        92,893

Auto loan payable in monthly installments of $838,
  plus interest at 7.75% through June 1, 1998.              4,264         8,455
                                                      -----------   -----------
                                                        7,113,850     6,102,191
Less-Current portion                                   (1,186,023)     (846,928)
                                                      -----------   -----------
                                                      $ 5,927,827   $ 5,255,263
                                                      ===========   ===========

Substantially all of the Company's assets are pledged as collateral for the long-term debt. In addition, the two mortgages payable to municipal authorities are collateralized by an aggregate of $150,000 in standby letters of credit.

As of December 31, 1997, long-term debt matures as follows:


            1998                   1,186,023
            1999                   1,273,398
            2000                   1,135,345
            2001                     865,357
            2002                     479,334
            Thereafter             2,174,393
                                 -----------
                                 $ 7,113,850
                                 ===========

8.   BUSINESS SEGMENTS:

The Company operates in two business segments: Dental Supplies and Precision Abrasives. See Note 1 for description of the Company's business segments.

Financial information for each business segment for the three and six months ended December 31, 1997 and 1996 is as follows:

                                   For the Three Months           For the Six Months
                                     Ended December 31            Ended December 31
                                 ------------------------      ------------------------
                                     1997           1996          1997           1996
                                 ----------    ----------      ----------    ----------
Net Sales:
  Domestic and U.S.
   government customers-
    Dental Supplies              $2,171,704     $2,156,223     $4,198,043     $3,896,674
    Precision Abrasives           1,128,664      1,065,511      2,079,138      2,166,731
  International customers-
    Dental Supplies                 702,623        404,023      1,124,561        665,814
    Precision Abrasives             205,416        125,258        392,176        267,489
                                 ----------     ----------     ----------     ----------
                                 $4,208,407     $3,751,015     $7,793,918     $6,996,708
                                 ==========     ==========     ==========     ==========
Operating income (loss):
  Dental Supplies                $  338,426     $  206,376     $  583,657     $  462,047
  Precision Abrasives              (805,943)       (21,469)      (995,547)        99,485
                                 ----------     ----------     ----------     ----------
                                 $ (467,517)    $  184,907     $ (411,890)    $  561,532
                                 ==========     ==========     ==========     ==========
Depreciation and Amortization:
  Dental Supplies                $  116,290     $  125,469     $  244,515     $  259,863
  Precision Abrasives                81,362         61,486        147,742        122,125
                                 ----------     ----------     ----------     ----------
                                 $  197,652     $  186,955     $  392,257     $  381,988
                                 ==========     ==========     ==========     ==========
Capital expenditures:
  Dental Supplies                $   70,180     $   11,978     $   92,590     $   34,334
  Precision  Abrasives               73,122          3,055         89,046         26,810
                                 ----------     ----------     ----------     ----------
                                 $  143,302     $   15,033     $  181,636     $   61,144
                                 ==========     ==========     ==========     ==========

9.    COMMITMENTS AND CONTINGENCIES:

Cabot Corporation Litigation

On March 14, 1997, a complaint was filed in the United States District Court for the Northern District of California against the Company by Cabot Corporation ("Cabot"), a manufacturer of chemical products. The Complaint alleges that a CMP slurry manufactured by the Company infringes on a United States patent owned by Cabot.

The Company has denied that its CMP slurry products infringe on the patented Cabot product. The Company believes the Cabot complaint to be without any basis and has directed its counsel to defend this litigation vigorously. The Company in its answer and counterclaim to the Cabot complaint contends that the Company did not infringe on the Cabot patent, that Cabot's patent is invalid because of prior art and failure to disclose the best mode, that Cabot violated federal anti-trust laws by attempting to monopolize the CMP slurry market and restrain trade, that Cabot interfered with the Company's business relationships, participated in unfair competition and has used the patent laws for improper purposes.

Additionally, the Company's net sales from the CMP slurry, which is the subject of the Cabot litigation, have been immaterial to date. No reserve for this claim has been made in the December 31, 1997 consolidated financial statements.

Foot Powder Investigation

As noted in the Company's Form 10-Q for the period ended September 30, 1997, the investigation of foot powder manufactured by the Company for the U.S. Department of Defense has been settled. The Company will pay a $350,000 fine in five annual installments commencing within 90 days of the judgment date, plus interest payable at 5.42% per annum which is due at the end of the payout. The Company will also pay $505,000 for the settlement and restitution of related civil claims in five annual installments commencing within 10 days of the settlement date, without interest. The Company has made the first of each of these annual payments. The payment to settle the civil matter is secured by an irrevocable letter of credit the Company obtained from a bank.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology such as, "may," "will," "expect," "anticipate," "intend," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to (i) competition within the Company's industries; (ii) changes in the economics of dentistry, including consolidation, reduced growth in expenditures by private dental insurance plans, and the effects of healthcare reform, which may affect future per capita expenditures for dental services and the ability of dentists to invest in or obtain reimbursement for the use of dental products; (iii) the effect of economic conditions; (iv) supply risks, including shortages and increases in the costs of key raw materials;
(v) the successful integration of Thompson's operations; (vi) dependence on the services of the Company's executive officers, and other key operations and technical personnel; and (vii) legal proceedings. (See discussion of legal proceedings in Part I, Note No. 9 to the Consolidated Financial Statements of this Form 10-Q.)

Overview

On December 31, 1997, the Company sold its CMP assets and CMP business product line for the electronics industry and related intellectual property to EKC, a subsidiary of ChemFirst Inc. for $2,450,000 in cash, as well as a deferred payment by EKC contingent on sales of CMP products during the period through June 30, 1999, and varying royalties based on sales of CMP products through 2004. This transaction resulted in a pre-tax gain of $1,660,483 for the Company.

Also on December 31, 1997, the Company sold certain particle dispersion technology to Nanophase for $223,000 in cash, resulting in a one-time pre-tax gain of $223,000.

As a result of the above transactions, the Company recorded net income of $838,877 for the three months ended December 31, 1997 and net income of $782,229 for the six months ended December 31, 1997.

Summary

The following table sets forth for the periods indicated the Company's key financial information by segment.

                             For the Three Months         For the Six Months
                               Ended December 31           Ended December 31
                           -----------------------     ------------------------
                               1997        1996           1997          1996
                           ----------   ----------     ----------    ----------
Net Sales:
  Dental Supplies          $2,874,327   $2,560,246     $5,322,604    $4,562,488
  Precision Abrasives       1,334,080    1,190,769      2,471,314     2,434,220
                           ----------   ----------     ----------    ----------
                           $4,208,407   $3,751,015     $7,793,918    $6,996,708
                           ==========   ==========     ==========    ==========

Gross Profit:
  Dental Supplies          $1,301,325   $1,073,369     $2,403,113    $1,912,547
  Precision Abrasives         511,583      410,940        950,653       846,502
                           ----------   ----------     ----------    ----------
                           $1,812,908   $1,484,309     $3,353,766    $2,759,049
                           ==========   ==========     ==========    ==========

Operating Income (Loss):
  Dental Supplies          $  338,426   $  206,376     $  583,657    $  462,047
  Precision Abrasives        (805,943)     (21,469)      (995,547)       99,485
                           ----------   ----------     ----------    ----------
                           $ (467,517)  $  184,907     $ (411,890)   $  561,532
                           ==========   ==========     ==========    ==========

Results of Operations

Three Months Ended December 31, 1997 Compared to Three Months Ended
   December 31, 1996

Net sales for the three months ended December 31, 1997 increased $457,392 from the three months ended December 31, 1996. Net sales in the Dental Supplies segment increased $314,081, primarily due to increased foreign sales as the Company expands its foreign sales base, while sales in the Precision Abrasives segment increased $143,311, from $1,190,769 for the three months ended December 31, 1996 to $1,334,080 for the three months ended December 31, 1997 due to increased orders for the Company's abrasive products.

Gross profit for the three months ended December 31, 1997 increased $328,599 from the three months ended December 31, 1996. Gross profit in the Dental Supplies segment increased $227,956 from $1,073,369 (41.9% of Dental Supplies net sales) for the three months ended December 31, 1996 to $1,301,325 (45.3% of Dental Supplies net sales) for the three months ended December 31, 1997. Gross profit in the Precision Abrasives segment increased $100,643 from $410,940 (34.5% of Precision Abrasives net sales) for the three months ended December 31, 1996, to $511,583 (38.3% of Precision Abrasives net sales) for the three months ended December 31, 1997. The increase in gross profit is due to the aforementioned increases in net sales. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the product mix offered by the Company.

Sales and marketing expenses increased $141,838 from $576,786 (15.4% of net sales) for the three months ended December 31, 1996 to $718,624 (17.1% of net sales) for the three months ended December 31, 1997 due to increased advertising spending by the Company. General and administrative expenses increased $63,503 from $706,473 (18.8% of net sales) to $769,976 (18.3% of net sales). Research and development expenses increased $775,682 due to costs incurred in connection with certain research and development fees paid to Nanophase.

Interest expense, interest income and other income remained relatively constant between periods.

Six Months Ended December 31, 1997 Compared to Six Months Ended December 31,
1996

Net sales for the six months ended December 31, 1997 increased $797,210 from the six months ended December 31, 1996. Net sales in the Dental Supplies segment increased $760,116 due to an increase in foreign sales and as a result of the Company's acquisition of Thompson in the first quarter of fiscal 1997. Net sales in the Precision Abrasives segment remained relatively constant increasing $37,094 from $2,434,220 for the six months ended December 31, 1996 to $2,471,314 for the six months ended December 31, 1997.

Gross profit for the six months ended December 31, 1997 increased $594,717 from the six months ended December 31, 1996. Gross profit in the Dental Supplies segment increased $490,566 from $1,912,547 (41.9% of Dental Supplies net sales) for the six months ended December 31, 1996 to $2,403,113 (45.1% of Dental Supplies net sales) for the six months ended December 31, 1997. Gross profit in the Precision Abrasives segment increased $104,151 from $846,502 (34.8% of Precision Abrasives net sales) for the six months ended December 31, 1996 to $950,653 (38.5% of Precision Abrasives net sales) for the six months ended December 31, 1997. The increase in gross profit is due to the aforementioned increases in net sales. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the product mix offered by the Company.

Sales and marketing expenses increased $271,524 from $1,028,048 (14.7% of net sales) for the six months ended December 31, 1996 to $1,299,572 (16.7% of net sales) for the six months ended December 31, 1997 partially as a result of the

Thompson acquisition and partially due to increased advertising spending by the Company. General and administrative expenses increased $337,209 from $1,150,121 (16.4% of net sales) to $1,487,330 (19.1% of net sales) due to the
Thompson acquisition, as well as legal and professional fees of approximately $304,000 related to the conclusion of the foot powder investigation and the Cabot Corporation litigation. Research and development expenses increased $959,406 due to costs incurred in connection with certain research and development fees paid to Nanophase, as well as the investment of funds to refine the Company's CMP slurry products.

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

Net cash of $2,219,341 and $49,672 was used in operating activities in the six months ended December 31, 1997 and 1996, respectively. The decreasing cash flows from operations between periods were a result of the net loss from operations for the six months ended December 31, 1997, due to the funding of the Company's research and development expenses. The decrease was also due to the funding of an increase in inventories and the timing of accounts receivable collections from the Company's larger customers at December 31, 1997.

Expenditures for property, plant and equipment totaled $181,636 for the six months ended December 31, 1997 and $61,144 for the six months ended December 31, 1996. The Company received proceeds of $2,673,000 related to the sale of its CMP assets, the CMP business product line for the electronics industry and related intellectual property, and certain particle dispersion technology during the six months ended December 31, 1997.

Proceeds received from long-term debt were $1,600,000 and $151,801 for the six months ended December 31, 1997 and 1996, respectively. During the six months ended December 31, 1997, the Company refinanced a portion of its line of credit with long-term debt with a bank. For the six months ended December 31, 1997 and 1996, the Company made payments on long-term debt of $588,341 and $690,159, respectively.

The Company has a commitment for a $3,000,000 line of credit with a bank through March 31, 1998, subject to renewal. Management expects to renew the line of credit under similar terms and conditions. As of December 31, 1997, the outstanding balance under this line of credit was $650,000. The line of credit bears interest at the prime rate and is secured by substantially all of the Company's assets.

The Company expects to spend approximately $500,000 in fiscal 1998 on capital expenditures, primarily for new office computer equipment and dental instrument manufacturing equipment. In addition, the Company is obligated to pay a minimum of $685,000, plus interest, over four years relating to the settlement of the foot powder matter (see discussion of legal proceedings in Part I, Note No. 9 to the Consolidated Financial Statements of this Form 10-Q). The Company anticipates that sufficient cash will be generated from operations to fund these payments and, to the extent they are not, they will be funded using the Company's credit facilities.

The Company has assessed its systems and equipment in relation to the Year 2000 issue and has determined that additional costs to be incurred related to this issue are immaterial.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings


Reference is made to Part I, Note No. 9 to the Consolidated Financial Statements of this Form 10-Q for the appropriate information concerning the Company's legal proceedings.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a) The following is a list of exhibits filed as part of the Form 10-Q.

               27.0 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

     (b)    Reports on Form 8-K

               1. The Company filed a Form 8-K on December 29, 1997, regarding the termination of negotiations pertaining to the possible purchase by Ashland Chemical Company of the Company's intellectual properties, technologies and certain other intangible assets for the chemical mechanical polishing of wafers produced for the global microelectronics industry. Additionally, the Company announced that it was close to signing an agreement for a similar sale with another party.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MOYCO TECHNOLOGIES, INC.

Dated February 12, 1998       BY:   /s/Marvin E. Sternberg
                              --------------------------------------------
                              Marvin E. Sternberg
                              Chairman of the Board, President
                              and Chief Executive Officer (Principal
                              Executive Officer) and Director

Dated February 12, 1998       BY:   /s/William G. Woodhead
                              --------------------------------------------
                              William G. Woodhead
                              Secretary/Treasurer, Principal Financial\
                              Officer and Principal Accounting Officer and
                              Director