Form 10-Q
period 1998-03-31
MOYCO TECHNOLOGIES INC
filed 1998-05-14
CIK 200533

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                          Commission File No. 0-4123
                                              ------

                           MOYCO TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Pennsylvania                                                      23-1697233
--------------------------------------------                -------------------------------------------------------------
(State or other jurisdiction of incorporation                         (IRS Employer Identification Number)
or organization)

200 Commerce Drive
Montgomeryville, Pennsylvania                                                        18936
----------------------------------------------------------- -------------------------------------------------------------
(Address of principal executive offices)                                           (Zip Code)

(Registrant's telephone number, including area code:)                            (215) 855-4300
                                                            -------------------------------------------------------------


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1998: 4,138,440 shares of common stock, par value $.005 per share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements



                           MOYCO TECHNOLOGIES, INC.


                          CONSOLIDATED BALANCE SHEETS


                                                                         March 31,               June 30,
                                                                           1998                    1997
                                                                   -----------------       --------------------
                             ASSETS                                     (Unaudited)
                             ------

CURRENT ASSETS:
   Cash and cash equivalents                                       $       1,998,059       $          1,454,083
   Accounts receivable, net of reserves of $251,330                        1,971,061                  1,948,285
   Other receivables                                                         509,219                        --
   Inventories, estimated (Notes 3 and 4)                                  4,768,371                  3,902,141
   Deferred income taxes                                                     466,115                    507,198
   Prepaid taxes                                                                 --                      32,843
   Prepaid expenses                                                           56,328                    104,607
                                                                   -----------------       --------------------

         Total current assets                                              9,769,153                  7,949,157
                                                                   -----------------       --------------------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                      602,433                    602,433
   Buildings and improvements                                              4,587,512                  4,569,460
   Machinery and equipment                                                 5,739,665                  5,717,084
   Furniture and fixtures                                                    644,445                    641,368
   Automotive equipment                                                      139,630                     48,511
                                                                   -----------------       --------------------

                                                                          11,713,685                 11,578,856
   Less- Accumulated depreciation and amortization                        (5,654,492)                (5,105,474)
                                                                   -----------------       --------------------

         Net property, plant and equipment                                 6,059,193                  6,473,382
                                                                   -----------------       --------------------

OTHER ASSETS:
   Goodwill, less accumulated amortization of $51,857
     and $28,226                                                             420,763                    444,394
   Other                                                                     341,672                    177,799
                                                                   -----------------       --------------------
   Total other assets                                                        762,435                    622,193
                                                                   -----------------       --------------------

                                                                   $      16,590,781       $         15,044,732
                                                                   =================       ====================


       The accompanying notes are an integral part of these statements.

                           MOYCO TECHNOLOGIES, INC.


                          CONSOLIDATED BALANCE SHEETS

                                  (Continued)


                                                                                March 31,          June 30,
                                                                                  1998               1997
                                                                           ----------------    ----------------
                  LIABILITIES AND SHAREHOLDERS' EQUITY                         (Unaudited)
                  ------------------------------------

CURRENT LIABILITIES:
   Line of credit                                                          $        850,000    $      1,125,000
   Current portion of long-term debt                                                812,610             846,928
   Accounts payable                                                               1,241,369           1,352,569
   Income taxes payable                                                             350,056                 --
   Accrued expenses                                                                 601,680             895,360
                                                                           ----------------    ----------------

                  Total current liabilities                                       3,855,715           4,219,857
                                                                           ----------------    ----------------

OTHER LONG-TERM LIABILITIES                                                         458,000             330,000
                                                                           ----------------    ----------------

LONG-TERM DEBT                                                                    6,100,358           5,255,263
                                                                           ----------------    ----------------

DEFERRED INCOME TAXES                                                               452,812             419,047
                                                                           ----------------    ----------------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.005 par value, 2,500,000
     shares authorized, none issued and outstanding                                      --                   --
   Common stock, $.005 par value, 15,000,000
     shares authorized, 4,732,315 and 4,732,215 shares issued                        23,662              23,661
   Additional paid-in capital                                                     3,981,883           3,981,584
   Retained earnings                                                              1,849,524             946,493
   Less- Treasury stock of 593,875 shares at cost                                  (131,173)           (131,173)
                                                                           ----------------    ----------------

                  Total shareholders' equity                                      5,723,896           4,820,565
                                                                           ----------------    ----------------

                                                                           $     16,590,781    $     15,044,732
                                                                           ================    ================


       The accompanying notes are an integral part of these statements.

                           MOYCO TECHNOLOGIES, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                         For the                          For the
                                                    Three Months Ended                Nine Months Ended
                                                         March 31                         March 31
                                             -----------------------------    ------------------------------
                                                  1998             1997            1998             1997
                                             ------------     ------------    -------------    -------------

NET SALES                                    $  3,467,104     $  3,260,066    $  11,261,022    $  10,256,774

COST OF GOODS SOLD                              1,915,645        2,053,774        6,355,797        6,291,433
                                             ------------     ------------    -------------    -------------

              Gross profit                      1,551,459        1,206,292        4,905,225        3,965,341

OPERATING EXPENSES:
   Sales and marketing                            623,065          551,212        1,922,637        1,579,260
   Research and development                         1,578            4,619          980,332           23,967
   General and administrative                     656,391          772,562        2,143,721        1,922,683
                                             ------------     ------------    -------------    -------------

              Income (loss) from operations       270,425         (122,101)        (141,465)         439,431

INTEREST EXPENSE, net                            (152,088)         (70,276)        (468,426)        (397,333)

GAIN ON SALE OF CMP BUSINESS                          --               --         1,660,483              --

GAIN ON SALE OF PARTICLE DISPERSION
   TECHNOLOGY                                         --               --           223,000              --

OTHER INCOME, net                                  66,648            3,006           87,275           38,875
                                             ------------     ------------    -------------    -------------

              Income (loss) before taxes          184,985         (189,371)       1,360,867           80,973

INCOME TAX (EXPENSE) BENEFIT                      (64,183)          47,079         (457,836)         (27,530)
                                             ------------     ------------    -------------    -------------

NET INCOME (LOSS)                            $    120,802     $   (142,292)   $     903,031    $      53,443
                                             ============     ============    =============    =============

BASIC EARNINGS (LOSS) PER
   COMMON SHARE                              $        .03     $       (.03)   $         .22    $         .01
                                             ============     ============    =============    =============

DILUTED EARNINGS (LOSS) PER
   COMMON SHARE                              $        .03     $       (.03)   $         .22    $         .01
                                             ============     ============    =============    =============



       The accompanying notes are an integral part of these statements.

                           MOYCO TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                       For the
                                                                                   Nine Months Ended
                                                                                       March 31
                                                                           ------------------------------
                                                                                 1998            1997
                                                                           --------------   -------------
OPERATING ACTIVITIES:
   Net income                                                              $      903,031   $      53,443
   Adjustments to reconcile net income to net cash
     used in operating activities-
       Provision for accounts receivable reserves                                  45,714         114,185
       Depreciation and amortization                                              592,332         598,410
       Deferred income taxes                                                       74,848         (20,238)
       Gain on sale of CMP business                                            (1,660,483)            --
       Gain on sale of particle dispersion technology                            (223,000)            --
     (Increase) decrease in-
       Accounts receivable                                                        (68,490)        105,237
       Other receivables                                                         (509,219)            --
       Inventories                                                             (1,116,230)       (376,878)
       Prepaid taxes and expenses                                                  81,122          62,776
       Other assets                                                               (59,137)        (77,710)
     Increase (decrease) in-
       Accounts payable                                                          (111,200)       (141,786)
       Income taxes payable                                                       350,056             --
       Reserve for litigation settlements                                        (226,000)            --
       Other accrued expenses                                                    (374,680)       (384,145)
                                                                           --------------   -------------

                  Net cash used in operating activities                        (2,301,336)        (66,706)
                                                                           --------------   -------------

INVESTING ACTIVITIES:
   Purchases of and deposits on property, plant and equipment                    (363,765)       (210,457)
   Acquisition of Thompson Dental Mfg. Co., net cash acquired                          --           1,663
   Proceeds from sale of CMP business                                           2,450,000              --
   Proceeds from sale of particle dispersion technology                           223,000              --
                                                                           --------------   -------------
                  Net cash provided by (used in) investing activities           2,309,235        (208,794)
                                                                           --------------   -------------

FINANCING ACTIVITIES:
   Net borrowings (repayments) under lines of credit                             (275,000)        850,000
   Proceeds from long-term debt                                                 4,260,000         340,000
   Payments of long-term debt                                                  (3,449,223)     (1,110,316)
   Proceeds from exercise of stock options                                            300           1,425
   Purchase of Common stock for treasury                                              --          (10,220)
                                                                           --------------   -------------

                  Net cash provided by financing activities                       536,077          70,889
                                                                           --------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              543,976        (204,611)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  1,454,083       1,402,088
                                                                           --------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    1,998,059   $   1,197,477
                                                                           ==============   =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                           $      506,724   $     432,326
                                                                           ==============   =============

   Income taxes paid                                                       $          --    $       4,638
                                                                           ==============   =============

       The accompanying notes are an integral part of these statements.

                           MOYCO TECHNOLOGIES, INC.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

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

On December 31, 1997, the Company sold its CMP assets and CMP business product line for the electronics industry and related intellectual property to EKC Technology, Inc. ("EKC"), a subsidiary of ChemFirst Inc. for $2,450,000 in cash, as well as a deferred payment by EKC contingent on sales of CMP products during the period through June 30, 1999, and varying royalties based on sales of CMP products through 2004. This transaction resulted in a pre-tax gain of $1,660,483 for the Company. In connection with the sale, EKC has agreed that during 1999 it would purchase a portion of the Company's raw material inventory that was on hand at December 31, 1997 for $250,000.

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

The noncash assets and liabilities that were consolidated as a result of the Thompson acquisition are as follows:

          Noncash assets (liabilities):
             Accounts receivable, net                   $       277,595
             Inventories                                        600,795
             Prepaid expenses                                    17,844
             Property, plant and equipment                      915,036
             Goodwill                                           472,620
             Other assets                                        85,000
             Line of credit                                    (100,000)
             Accounts payable                                  (345,272)
             Accrued expenses                                  (245,315)
             Debt                                              (588,206)
             Deferred income taxes                             (229,260)
                                                        ---------------

          Net noncash assets acquired                           860,837
          Less- Common stock issued                            (862,500)
                                                        ---------------

          Net cash acquired                             $         1,663
                                                        ===============

The following unaudited pro forma information for the nine months ended March 31, 1997, is presented as if the acquisition of Thompson had occurred on July 1, 1996. The unaudited pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined for the period presented and is not necessarily indicative of the operating results to be expected in the future.

     Unaudited pro forma net sales                        $     10,551,889
                                                          ================

     Unaudited pro forma operating income                 $        442,173
                                                          ================

     Unaudited pro forma net income                       $         38,928
                                                          ================

     Unaudited pro forma basic earnings per
     Common share                                         $            .01
                                                          ================

     Unaudited pro forma diluted earnings per Common
         share                                            $            .01
                                                          ================

The pro forma adjustments reflected in the above information consist of increased depreciation and amortization charges for assets which were recorded at their estimated fair values at the purchase date and goodwill. The depreciation adjustment was $10,812 for the nine months ended March 31, 1997. The goodwill amortization adjustment was $3,282 for the nine months ended March 31, 1997.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three and nine months ended March 31, 1998 and 1997, and the cash flows for the nine months ended March 31, 1998 and 1997. While management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K.

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

Statements of Cash Flows

For the purpose of determining cash flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at March 31, 1998 consist of certificates of deposit and an investment in a money market account. Interest income earned on the investment of cash was $11,559 and $12,709 for the three months ended March 31, 1998 and 1997, respectively, and $39,951 and $34,993 for the nine months ended March 31, 1998 and 1997, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price of the Thompson acquisition over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Amortization expense was $7,877 for the three months ended March 31, 1998 and 1997 and $23,631 and $20,349 for the nine months ended March 31, 1998 and 1997, respectively. The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to its net realizable value. As of March 31, 1998, no such write-down was required.

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

Earnings (Loss) per Common Share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which supersedes APB 15. SFAS No. 128 requires dual presentation of basic and diluted earnings (loss) per share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic earnings (loss) per share, which replaced primary earnings
(loss) per share, is calculated by dividing net income (loss) available to Common shareholders by the weighted average number of Common shares outstanding for the period. Diluted earnings (loss) per share, which replaced fully diluted earnings (loss) per share, reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options.

The Company was required to and did adopt SFAS No. 128 during the period ended December 31, 1997, as earlier application was not permitted. As required by SFAS No. 128, all prior-period earnings (loss) per Common share data has been restated to conform with the provisions of this statement.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per Common share computations:


                                                       For the Three Months Ended March 31
                             ------------------------------------------------------------------------------------
                                                 1998                                        1997
                             -----------------------------------------   ----------------------------------------
                                Income         Shares       Per Share        Loss          Shares      Per Share
                             (Numerator)   (Denominator)     Amount      (Numerator)   (Denominator)    Amount
                             -----------   -------------     ------      -----------   -------------    ------
Basic earnings (loss) per
   Common share
     Net income (loss)       $   120,802       4,138,346    $     .03    $  (142,292)     4,138,651    $    (.03)
                                                            =========                                  =========
Effect of dilutive
   securities
     Stock options                   --            8,407                         --             --
                             -----------   -------------                 -----------   -----------
Diluted earnings (loss)
   per Common share
     Net income (loss) and
       assumed conversions
                             $   120,802       4,146,753    $     .03    $  (142,292)     4,138,651    $    (.03)
                             ===========   =============    =========    ===========   ============    =========

                                                       For the Nine Months Ended March 31
                             ------------------------------------------------------------------------------------
                                                 1998                                        1997
                             -----------------------------------------   ----------------------------------------
                                Income         Shares       Per Share       Income         Shares      Per Share
                             (Numerator)   (Denominator)     Amount      (Numerator)   (Denominator)    Amount
                             -----------   -------------     ------      -----------   -------------    ------
Basic earnings per Common
   share
     Net income              $   903,031       4,138,342    $     .22    $    53,443      4,123,823    $     .01
                                                            =========                                  =========
Effect of dilutive
   securities
     Stock options                   --           10,534                         --          18,087
                             -----------   -------------                 -----------   ------------
Diluted earnings per
   Common share
     Net income and
       assumed conversions
                             $   903,031       4,148,876    $     .22    $    53,443      4,141,910    $     .01
                             ===========   =============    =========    ===========   ============    =========

Options to purchase 6,475, 4,475 and 4,475 shares of Common stock at weighted average exercise prices of $6.11, $6.50 and $6.50 per share were outstanding during the three months ended March 31, 1998 and the nine months ended March 31, 1998 and 1997, respectively, but were not included in the respective computations of diluted earnings per Common share because the options' exercise prices were greater than the average market price of the Common shares during the respective periods. The options, which expire in 2006, were still outstanding as of March 31, 1998. In addition, options to purchase 22,950 shares of Common stock at a weighted average exercise price of $3.39 were outstanding during the three months ended March 31, 1997, but were not included in the computation of diluted loss per Common share because they were anti-dilutive.

Revenue Recognition

The Company recognizes revenue upon the shipment of its products.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs are included in sales and marketing expenses on the accompanying consolidated statements of operations.

Long-Lived Assets

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective July 1, 1996. SFAS No. 121 requires that long-lived assets to be held and used or disposed of by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. As of March 31, 1998, management has evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

4.    INVENTORIES:

The components of inventories are as follows:

                                                                       March 31,           June 30,
                                                                          1998               1997
                                                                   ----------------    ---------------

         Raw materials and supplies                                $       1,716,614   $     1,418,353
         Work-in-process                                                   1,573,562         1,265,386
         Finished goods                                                    1,478,195         1,218,402
                                                                   -----------------   ---------------

                                                                   $       4,768,371   $     3,902,141
                                                                   =================   ===============

5.    ACCRUED EXPENSES:

                                                                       March 31,           June 30,
                                                                          1998               1997
                                                                   ----------------    ---------------

 Compensation and related benefits                                 $        241,356    $       222,279
 Reserve for litigation settlements (Note 9)                                171,000            525,000
 Other                                                                      189,324            148,081
                                                                   ----------------    ---------------

                                                                   $        601,680    $       895,360
                                                                   ================    ===============

6.    LINE OF CREDIT:

The Company had a line of credit with a bank under which it could borrow up to $3,000,000 through March 31, 1998. Borrowings under the line bore interest at prime (8.5% at March 31, 1998) and were secured by all assets of the Company. Subsequent to March 31, 1998, the line was extended to December 31, 1998, subject to renewal. As of March 31, 1998, $850,000 was outstanding under this line of credit.

Thompson, a subsidiary of the Company, is a guarantor and surety of borrowings under this credit facility.

7. LONG-TERM DEBT:


                                                                                     March 31,         June 30,
                                                                                       1998              1997
                                                                                     ---------         --------

         Note payable to bank in monthly installments of $36,667, plus interest at prime minus .05%, through April 1, 2003. (Interest rate not to exceed 8.45% or be below 8.20%)
                                                                                    $ 2,596,667       $      --

         Mortgage payable to bank in monthly installments of $14,950, including interest at 9.25% for five years and at prime plus 1%
             for the remaining term, through May 1, 2010
                                                                                      1,308,909         1,354,090

         Note payable with quarterly interest-only payments through 1996, thereafter, payable in 20 equal quarterly payments including principal and interest at prime. (Interest rate not to exceed 10%
             or be below 8%). Subordinated to prime lender                            1,050,000         1,350,000

         Term note payable in monthly installments of $30,000, plus interest at prime plus 1/2%, through August 1, 2000. (Repaid in March,
             1998)                                                                         --           1,110,000

         Mortgage payable to municipal authority in monthly
             installments of $6,371, including interest at
             2%, through July 1, 2010                                                   824,997           874,501

                                                                                     March 31,         June 30,
                                                                                       1998              1997
                                                                                     ---------         --------

         Mortgage payable to bank in monthly installments of $5,053, including interest at 8.75% for five years and at prime plus 1% for the
             remaining term, through December 1, 2009                              $    439,353       $   460,891

         Mortgage payable to municipal authority in monthly
             installments of $1,952, including interest at 2%
             through April 1, 2010                                                      245,011           260,309

         Mortgage payable to bank in monthly installments of $6,569, including interest at 85% of prime (not to exceed 15% or be below 8.5%)
             through August 2001                                                        217,939           257,683

         Mortgage payable to bank in monthly installments of
             $2,543, including interest at prime plus 1.5%
             through December 1, 2011                                                   230,092           237,696

         Note payable in monthly installments of $2,333, plus interest at
             8.65% through November 1, 2000 (Repaid in March, 1998)                        --              95,673

         Capital lease obligation payable in monthly
             installments of $2,009, including interest at 10%
             through December 2000.  (Repaid in March, 1998)                               --              92,893

         Auto loan payable in monthly installments of $838, plus
             interest at 7.75% through June 1, 1998. (Repaid in
             March, 1998)                                                                  --               8,455
                                                                                    -----------       -----------

                                                                                      6,912,968         6,102,191
         Less- Current portion                                                         (812,610)         (846,928)
                                                                                    -----------       -----------

                                                                                    $ 6,100,358       $ 5,255,263
                                                                                    ===========       ===========

Substantially all of the Company's assets are pledged as collateral for the long-term debt. In addition, the two mortgages payable to municipal authorities are collateralized by an aggregate of $150,000 in standby letters of credit.

As of March 31, 1998, long-term debt matures as follows:

                    1999                           $     812,610
                    2000                                 828,299
                    2001                                 842,629
                    2002                                 791,955
                    2003                                 792,747
                    Thereafter                         2,844,728
                                                   -------------
                                                   $   6,912,968
                                                   =============
8.    BUSINESS SEGMENTS:

The Company operates in two business segments: Dental Supplies and Precision Abrasives. See Note 1 for description of the Company's business segments.

Financial information for each business segment is as follows:

                                        For the Three Months              For the Nine Months
                                           Ended March 31                   Ended March 31
                                   ------------------------------   ------------------------------
                                         1998             1997            1998             1997
                                   --------------   -------------   --------------   -------------
Net sales:
     Domestic and U.S.
      government customers-
       Dental Supplies             $    1,673,497   $   1,615,026   $    5,871,540   $   5,511,700
       Precision Abrasives                747,536         982,260        2,826,674       3,148,991
   International
   customers-
       Dental Supplies                    855,828         423,472        1,980,389       1,089,286
       Precision Abrasives                190,243         239,308          582,419         506,797
                                   --------------   -------------   --------------   -------------
                                   $    3,467,104   $   3,260,066   $   11,261,022   $  10,256,774
                                   ==============   =============   ==============   =============

    Operating income (loss):
      Dental Supplies              $      218,598   $    (220,996)  $      802,255   $     241,051
      Precision Abrasives                  51,827          98,895         (943,720)        198,380
                                   --------------   -------------   --------------   -------------
                                   $      270,425   $    (122,101)  $     (141,465)  $     439,431
                                   ==============   =============   ==============   =============

    Depreciation and amortization:
      Dental Supplies              $      134,382   $     129,446   $      378,897   $     389,309
      Precision Abrasives                  65,693          86,976          213,435         209,101
                                   --------------   -------------   --------------   -------------
                                   $      200,075   $     216,422   $      592,332   $     598,410
                                   ==============   =============   ==============   =============

    Capital expenditures:
      Dental Supplies              $      56,947    $     124,281   $     149,537    $     158,615
      Precision Abrasives                 15,182           25,032         104,228           51,842
      Corporate                          110,000               -          110,000               -
                                   -------------    -------------   -------------    ------------
                                   $     182,129    $     149,313   $     363,765    $     210,457
                                   =============    =============   =============    =============

                                                 March 31,        June 30,
                                                   1998             1997
                                              -------------    -------------

        Total assets:
              Dental supplies                 $  10,468,896    $  10,439,585
              Precision Abrasives                 4,897,781        3,946,981
              Corporate                           1,224,104          658,166
                                              -------------    -------------
                                              $  16,590,781    $  15,044,732
                                              =============    =============

9.    COMMITMENTS AND CONTINGENCIES:

Dentsply Litigation

On April 22, 1998, the Company was served with a complaint by Dentsply International, Inc. ("Dentsply") claiming infringement of a Dentsply patent covering a manufacturing process to fabricate nickel titanium endodontic (root canal) instruments. The Company has retained counsel to vigorously defend against the Dentsply complaint which it believes to be without basis and against which the Company will raise meritorious defenses and counterclaims.

Cabot Litigation

On March 14, 1997, a complaint was filed in the United States District Court for the Northern District of California against the Company by Cabot Corporation ("Cabot"), a manufacturer of chemical products. The complaint alleged that a chemical mechanical planarization slurry manufactured by the Company infringed on a United States patent owned by Cabot.
On April 20, 1998, the Company and Cabot settled the litigation.

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

Overview

The Company recorded net income of $120,802 for the three months ended March 31, 1998, fueled by increased international sales in the Dental Supplies segment, primarily in South America. In addition, the Company continues to see sales growth in its proprietary endodontic dental instruments.

For the nine months ended March 31, 1998, the Company recorded net income of $903,031 primarily as a result of the sale of its CMP assets and CMP business product line for the electronics industry and related intellectual property, as well as, certain particle dispersion technology during the three months ended December 31, 1997.

Summary

The following table sets forth for the periods indicated the Company's key financial information by segment.

                                      For the Three Months              For the Nine Months
                                         Ended March 31                    Ended March 31
                               --------------------------------   -------------------------------
                                     1998              1997             1998             1997
                               --------------   ---------------   --------------  ---------------
Net sales:
    Dental Supplies            $    2,529,325   $     2,038,498   $    7,851,929  $     6,600,986
    Precision Abrasives               937,779         1,221,568        3,409,093        3,655,788
                               --------------   ---------------   --------------  ---------------
                               $    3,467,104   $     3,260,066   $   11,261,022  $    10,256,774
                               ==============   ===============   ==============  ===============
Gross profit:
    Dental Supplies            $    1,185,046   $       793,526   $    3,588,159  $     2,706,073
    Precision Abrasives               366,413           412,766        1,317,066        1,259,268
                               --------------   ---------------   --------------  ---------------

                               $    1,551,459   $     1,206,292   $    4,905,225  $     3,965,341
                               ==============   ===============   ==============  ===============
Operating income (loss):
    Dental Supplies            $      218,598   $      (220,996)  $      802,255  $       241,051
    Precision Abrasives                51,827            98,895         (943,720)         198,380
                               --------------   ---------------   --------------  ---------------
                               $      270,425   $      (122,101)  $     (141,465) $       439,431
                               ==============   ===============   ==============  ===============

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended
   March 31, 1997

Net sales for the three months ended March 31, 1998 increased $207,038 from the three months ended March 31, 1997. Net sales in the Dental Supplies segment increased $490,827, from $2,038,498 for the three months ended March 31, 1997 to $2,529,325 for the three months ended March 31, 1998 primarily due to increased international sales as the Company continues to expand its foreign sales base. Net sales in the Precision Abrasives segment decreased $283,789 due to a shift in the product mix to the Company's higher gross profit products and less focus on selling higher volume, lower margin products.

Gross profit for the three months ended March 31, 1998 increased $345,167 from the three months ended March 31, 1997. Gross profit in the Dental Supplies segment increased $391,520 from $793,526 (38.9% of Dental Supplies net sales) for the three months ended March 31, 1997 to $1,185,046 (46.9% of Dental Supplies net sales) for the three months ended March 31, 1998. Gross profit in the Precision Abrasives segment decreased $46,353 from $412,766 (33.8% of Precision Abrasives net sales) for the three months ended March 31, 1997, to $366,413 (39.1% of Precision Abrasives net sales) for the three months ended March 31, 1998. The changes in gross profit are due to the aforementioned changes in net sales. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the product mix offered by the Company.

Sales and marketing expenses increased $71,853 from $551,212 (16.9% of net sales) for the three months ended March 31, 1997 to $623,065 (18.0% of net sales) for the three months ended March 31, 1998 due to increased advertising spending by the Company. General and administrative expenses decreased $116,171 from $772,562 (23.7% of net sales) to $656,391 (18.9% of net sales)
due to higher legal fees incurred in the three months ended March 31, 1997. Interest expense increased due to increased borrowings related to the funding of the Company's current operations.

Research and development expenses, interest income and other income remained relatively constant between periods.

Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1997

Net sales for the nine months ended March 31, 1998 increased $1,004,248 as compared to the nine months ended March 31, 1997. Net sales in the Dental Supplies segment increased $1,250,943, from $6,600,986 for the nine months ended March 31, 1997 to $7,851,929 for the nine months ended March 31, 1998 primarily due to increased international sales and increased sales of the Company's proprietary endodontic instruments. Net sales in the Precision Abrasives segment decreased $246,695 due to a shift in the product mix to the Company's higher gross profit products and less focus on selling higher volume, lower margin products.

Gross profit for the nine months ended March 31, 1998 increased $939,884 as compared to the nine months ended March 31, 1997. Gross profit in the Dental Supplies segment increased $882,086 from $2,706,073 (41.0% of Dental Supplies net sales) for the nine months ended March 31, 1997 to $3,588,159 (45.7% of Dental Supplies net sales) for the nine months ended March 31, 1998. Gross profit in the Precision Abrasives segment increased $57,798 from $1,259,268 (34.4% of Precision Abrasives net sales) for the nine months ended March 31, 1997, to $1,317,066 (38.6% of Precision Abrasives net sales) for the nine months ended March 31, 1998. The change in gross profit in the Dental Supplies segment is due to the aforementioned change in net sales. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the product mix offered by the Company; therefore, gross profit in the Precision Abrasives segment has not declined with net sales.

Sales and marketing expenses increased $343,377 from $1,579,260 (15.4% of net sales) for the nine months ended March 31, 1997 to $1,922,637 (17.1% of net sales) for the nine months ended March 31, 1998 partially as a result of the Thompson acquisition and partially due to increased advertising spending by the Company. General and administrative expenses increased $221,038 from $1,922,683 (18.7% of net sales) to $2,143,721 (19.0% of net sales) due to the
Thompson acquisition, as well as legal and professional fees of approximately $390,000 related to the conclusion of the foot powder investigation and the Cabot Corporation litigation. Research and development expenses increased $956,365 due to costs incurred in connection with certain research and development fees paid to Nanophase, as well as the investment of funds to refine the Company's CMP slurry products. Interest expense increased due to increased borrowings related to the funding of the Company's current operations.

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

Net cash of $2,301,336 and $66,706 was used in operating activities in the nine months ended March 31, 1998 and 1997, respectively. The decreasing cash flows from operations between periods were a result of the net loss from operations for the nine months ended March 31, 1998, due to the funding of the Company's research and development expenses. The decrease was also due to the funding of an increase in inventories and payments relating to the foot powder matter (see discussion of legal proceedings in Part I, Note No. 9 to the Consolidated Financial Statements of this Form 10-Q).

Expenditures for property, plant and equipment totaled $363,765 for the nine months ended March 31, 1998 and $210,457 for the nine months ended March 31, 1997. The Company received proceeds of $2,673,000 related to the sale of its CMP assets, the CMP business product line for the electronics industry and related intellectual property, and certain particle dispersion technology during the nine months ended March 31, 1998.

Proceeds received from long-term debt were $4,260,000 and $340,000 for the nine months ended March 31, 1998 and 1997, respectively. During the nine months ended March 31, 1998, the Company refinanced a portion of its line of credit with long-term debt with a bank. For the nine months ended March 31, 1998 and 1997, the Company made payments on long-term debt of $3,449,223 and $1,110,316, respectively, which includes payments of $2,562,921 related to the refinancing of certain long-term debt during the nine months ended March 31, 1998.

The Company has a commitment for a $3,000,000 line of credit with a bank through December 31, 1998, subject to renewal. Management expects to renew the line of credit under similar terms and conditions. As of March 31, 1998, the outstanding balance under this line of credit was $850,000. The line of credit bears interest at the prime rate and is secured by substantially all of the Company's assets.

The Company expects to spend approximately $350,000 during the next twelve months on capital expenditures, primarily for new office computer equipment and dental instrument manufacturing equipment. In addition, the Company is obligated to pay a minimum of $685,000, plus interest, over four years relating to the settlement of the foot powder matter.

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

               None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        MOYCO TECHNOLOGIES, INC.

Dated:  May 14, 1998                                    BY:   /s/Marvin E. Sternberg
                                                              --------------------------------------------
                                                              Marvin E. Sternberg
                                                              Chairman of the Board, President
                                                              and Chief Executive Officer (Principal Executive
                                                              Officer) and Director


Dated:  May 14, 1998                                    BY:   /s/William G. Woodhead
                                                              ----------------------------------------------------
                                                              William G. Woodhead
                                                              Secretary/Treasurer, Principal Financial Officer and
                                                              Principal Accounting Officer and Director