Form 10-K
period 1998-06-30
MOYCO TECHNOLOGIES INC
filed 1998-09-28
CIK 200533

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998

                          Commission File No. 0-4123
                                              ------

                           MOYCO TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

         Pennsylvania                                    23-1697233
------------------------------------      -------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

          200 Commerce Drive
      Montgomeryville, Pennsylvania                        18936
------------------------------------      -------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (215) 855-4300
                                                    ----------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
----------------------------         -------------------------------------------
          None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, par value $.005 per share
-------------------------------------------------------------------------------
                               (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value, based on the closing price of such stock as reported by NASDAQ, of the voting stock (Common Stock) held by non-affiliates of the Registrant as of June 30, 1998 was $4,589,354.

For purposes of making this calculation only, the Registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than 10% of the Common Stock of the Registrant.

As of June 30, 1998, the number of shares outstanding of the Registrant's Common Stock was 4,551,624 (as adjusted for the 10% stock dividend to be issued on September 30, 1998).

                                    PART I

ITEM 1. BUSINESS.

Moyco Technologies, Inc. was incorporated in 1968 under the laws of the Commonwealth of Pennsylvania. As used herein, the term "Moyco" or the "Company," includes Moyco Technologies, Inc. and subsidiaries unless the context otherwise indicates.

General

The Company operates in two business segments: Dental Supplies and Precision Abrasives. The Dental Supplies segment involves the manufacturing, marketing and distributing of dental supplies, such as waxes, abrasives, medicaments, dental mirrors, endodontic (root canal) instruments, materials and equipment, sundry dental items, hand instruments, sterilization items, as well as the repacking and distributing of other dental products for sale to the professional dental market. The Precision Abrasives segment involves the manufacturing of commercial coated abrasives, precision submicron coated abrasives, slurries (wet abrasives) and polishing agents. These products are used for various applications and industries, including but not limited to, fiber optics, lapidary, nail files, dentistry, plastics and woods, semiconductor manufacturing and other high-tech manufacturing procedures which require extremely fine abrasive films and/or slurries to achieve consistently uniform polishing results. The Precision Abrasives segment works closely with customers to develop specific products to meet each customer's unique finishing requirements.

In August 1996, the Company acquired all of the outstanding Common stock of Thompson Dental Mfg. Co. ("Thompson"), a manufacturer of dental hand instruments and related products. Thompson's business activities are included in the Company's Dental Supplies segment.

On December 31, 1997, the Company sold the Precision Abrasives segment's chemical mechanical planarization ("CMP") assets and CMP business product line for the electronics industry and related intellectual property to EKC Technology, Inc. ("EKC"), a subsidiary of ChemFirst Inc. for $2,450,000 in cash, as well as a deferred payment by EKC contingent on sales of CMP products during the period through June 30, 1999, and varying royalties based on sales of CMP products through 2004.

Also on December 31, 1997, the Company sold certain particle dispersion technology to Nanophase Technologies Corporation ("Nanophase") for $223,000 in cash.

Additionally, the Company is constantly evaluating its capital structure and considering opportunities for strategic alliances, mergers, acquisitions, secondary offerings, private placements or other transactions. The Company continually evaluates and considers possible acquisition and/or merger opportunities. Among other items, the Company would consider the following factors in determining whether or not to pursue an acquisition or alliance:
(i) synergy with the Company's current lines of business products, (ii) growth potential, (iii) return on investment and (iv) technologies. However, at this time, none of the above opportunities are planned or in process.

Business Segments

Financial information relating to Moyco's two business segments and operations, both domestically and internationally, is provided in the Notes to Consolidated Financial Statements.

Dental Supplies

Moyco, through its Dental Supplies segment, is engaged in the manufacturing, marketing and distributing of dental supplies, such as waxes, abrasives, medicaments, dental mirrors, endodontic (root canal) instruments, materials and equipment, sundry dental items, hand instruments, sterilization items, as well as the repackaging and distributing of other dental products for sale to the professional dental market.

The Dental Supplies segment sells products under the "Moyco Union Broach" and "Thompson" trade names. Moyco Union Broach is based in York, Pennsylvania. Thompson is based in Missoula, Montana. Moyco Union Broach manufactures various patented and/or proprietary products under well-known trade names including, but not limited to, FLEX-R Files, LIGHTNING Strips, ONYX-R Files, MASTERSOL, and BEAUTY PINK wax. Thompson also offers the professional dental market various proprietary products such as TACTILE TONE hand instruments and the RE-BAG reusable sterilization pouch.

All products are generally sold through salaried salespersons to dental supply wholesalers and distributors serving the professional dental market in the United States and overseas, as well as to a limited number of end users. During the year ended June 30, 1998, one Dental Supplies segment customer accounted for 11.1% of the Company's total net sales. Sales in the Dental Supplies segment to overseas customers were 17.5%, 10.5%, and 7.0% of total net sales for the years ended June 30, 1998, 1997 and 1996, respectively. See
Note 9 of Notes to Consolidated Financial Statements.

Sales of the Company's endodontic (root canal) instruments accounted for 24.0%, 20.6% and 22.9% of the Company's total net sales for the years ended June 30, 1998, 1997 and 1996, respectively.

While the sales growth of the U.S. dental supplies business has been slower than other industries during the past five years, endodontic (root canal) instrument, material, and equipment sales are increasing at a higher rate due to the aging of the U.S. population, expansion of dental services offered by general dentists, and the attractive economics of endodontics. With regard to Moyco's patented line of nickel titanium endodontic instruments, after the dentist is properly trained, use of these items will usually significantly reduce patient "chair time" and potential complications which occur during traditional root canal therapy. The Dental Supplies segment's strength, endodontic instruments, should provide various opportunities for growth. Nevertheless, with regard to all of the other product lines manufactured by the Dental Supplies segment and endodontic instrument business in certain international territories, the Company continues to experience price sensitivity of its customer base which only allows for nominal product price increases. Additionally, the Company's dental distribution customers have been in an environment characterized by consolidations. As a result of these mergers, the Company could experience a reduction in sales as the merged entities combine inventories and purchasing power while reducing the number of vendors of commodity type products.

Precision Abrasives

Moyco, through its Precision Abrasives segment, is engaged in the manufacture of commercial abrasive materials under the name "Flex-I-Grit" and the production of extremely fine sub-micron and namometer abrasive films and slurries under the trademark "Ultralap." Moyco also manufactures slurries (wet abrasives) for various fine finishing procedures. The Company's abrasives are often manufactured to the specifications of customers for various unique fine polishing requirements.

Moyco's abrasive films are manufactured for more than twenty different applications and, therefore, are made in numerous varieties which take into account many factors such as (i) type of grit (i.e., aluminum oxide, diamond, cerium, etc.), (ii) grit size, (iii) grit consistency, (iv) color, (v) type of backing or substrate, (vi) finished product delivery type (i.e., rolls, disks, sheets, strips, etc.) and (vii) customer requirements. The Company sells its Precision Abrasives products to the following markets: semiconductor manufacturing, fiber optics, dentistry, lapping gems, hobby industry, imaging, automotive parts, finger nail, ceramic rolls and other markets which require fine polishing, lapping and finishing films and/or slurries.

Moyco's abrasives made for the hobby industry ("Flexi-I-Grit") are sold by a master distributor and other repackers through the use of private label arrangements, while the "Ultralap" products are sold by the Company's salesmen either directly to end users or to distributors. Sales in the Precision Abrasives segment to overseas customers were 4.9%, 3.6%, and 3.7% of total net sales for the years ended June 30, 1998, 1997 and 1996, respectively. See Note 9 of Notes to Consolidated Financial Statements.

Backlog

There is a backlog of orders in the aggregate of $2,186,304 as of June 30, 1998. There had been a backlog of $1,283,596 as of June 30, 1997.
Approximately 67% and 64% of the backlog at June 30, 1998 and 1997, respectively, relates to the Precision Abrasives segment.

Sources and Availability of Supplies

The Company procures its raw materials and supplies from various sources and does not expect to have any difficulty in procurement during the coming year or the foreseeable future.

Patents, Trademarks and Licenses

The Company's ability to compete effectively with other companies depends, in part, on its ability to protect and maintain the proprietary nature of its technology. The Company owns 9 United States patents, 1 Japanese patent and a number of issued foreign patents and pending patent applications for its products. The Company plans to continue to patent inventions which may provide commercial benefit. Currently, the Company has one patent application pending for a new endodontic instrument design. In addition, the Company is reviewing the possibility of filing several new applications related to both its dental and abrasives technologies. The Company treats its design and technical data as confidential, and relies on nondisclosure safeguards, such as confidentiality agreements, laws protecting trade secrets and agreements to protect proprietary information. The Company has incurred substantial costs in enforcing its patents against infringement by others and defending itself against similar claims of others. Although the Company has been successful to date in disputes involving the validity and enforceability of its patents and in defending itself against claims by others of patent infringement, there can be no assurance that the Company will continue to be successful in such matters in the future or that the Company's patents or other proprietary rights, even if continuing to be held valid, will be broad enough in scope to enable the Company to prevent third parties from producing products using similar technologies or processes. With regard to the current DENTSPLY International Inc. ("Dentsply") litigation, the Company remains confident that its intellectual property position is strong. For more information, see Legal Proceedings in Part I, Item 3 of this Form 10-K. The Company has various registered trademarks which have assisted the Company in building brand identity and loyalty.

Research and Development

The Company engages in research activities directed toward the development of new products relating to current product lines and the improvement of existing products. Spending for research and development totaled $986,690, $186,196, and $6,660 for the years ended June 30, 1998, 1997 and 1996, respectively.

Competition

All of the lines of business in which the Company is presently engaged are highly competitive. There are numerous other manufacturers, many of which are larger and have greater financial resources and more sales representatives than the Company. The Company's material competitors in its Precision Abrasives segment are: Minnesota Mining and Manufacturing Company, Nippon Mining Company and Norton Corporation. The Company's material competitors in its Dental Supplies segment are: Dentsply, Sybron International Corporation, Premier Dental, Hu-Friedy, Coltene Whaledent, American Eagle, Nordent and Miltex.

Employees

As of June 30, 1998, the Company employs 161 persons, of whom 120 are involved in manufacturing products for the Precision Abrasives and Dental Supplies segments, and 41 are engaged in administration, sales, engineering, supervision and clerical work. The Company has had no work stoppages and considers its relationship with its employees to be good.

Other

The Company believes it produces no significant discharges of waste or pollutants into the environment, and there are no significant effects on the Company in complying with current Federal, State and local environmental laws and regulations.

ITEM 2. PROPERTIES.

The Company is the owner of three buildings. The Montgomeryville, Pennsylvania, facility is a one-story, cinder block building containing approximately 40,125 square feet, of which 14,250 square feet are used for manufacturing; 19,875 square feet for warehousing and 6,000 square feet for offices. This facility is primarily used for the manufacture of precision abrasives. The York, Pennsylvania, facility is 68,995 square feet, of which approximately 45,807 square feet are used for manufacturing; 16,542 for warehousing and 6,646 for offices. The Missoula, Montana, facility is 9,600 square feet, of which approximately 7,800 square feet are used for manufacturing and warehousing and 1,800 square feet for offices. The York, Pennsylvania, and Missoula, Montana, facilities are used by the Company's Dental Supplies segment. There are mortgages on all of the Company's properties. Moyco's facilities are suitable for their respective uses and are, in general, adequate for Moyco's present needs. If the Company requires additional capacity, the facility in York has additional space available for warehousing, manufacturing and office personnel. The building, which may be expanded up to 160,000 square feet, is zoned for expansion and was built with two removable walls.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Form 10-K, other than the litigation filed against the Company by Dentsply (which is described below), the Company was not involved in any material legal proceedings, other than ordinary litigation incidental to the business and, specifically, was not involved in any material environmental litigation or governmental proceedings.

Dentsply Litigation

On April 22, 1998, the Company was served with a complaint in the United States District Court for the Middle District of Pennsylvania by DENTSPLY International, Inc. ("Dentsply") claiming infringement of a Dentsply patent by the Company's manufacturing process to fabricate nickel titanium endodontic (root canal) instruments. The Company has retained counsel to vigorously defend against the Dentsply complaint which it believes to be without basis. The Company has filed defenses which it believes meritorious. In addition, the Company has filed counterclaims which could result in substantial monetary recovery by the Company, alleging, among other things, that Dentsply is infringing three Company patents, violating the Sherman Antitrust Act, the Lanham Act, and interfering with Company business relationships.

In addition, there is a related arbitration to be held in Tulsa, Oklahoma before the American Arbitration Association which will address issues related to a settled litigation between the Company and an entity subsequently acquired by Dentsply.

Foot Powder Investigation

The Company has settled the Government investigation of Itch-Away Foot Powder which the Company manufactured and sold pursuant to contracts with the United States Defense Department. The Company entered into a civil settlement of the matter agreeing to pay the Government a total of $505,000, without interest. These payments are secured by an irrevocable letter of credit obtained by the Company from a bank. The Company made the first payment of $100,000 in August of 1997 and the second payment of $101,250 in August of 1998 and will make three (3) similar annual payments. In connection with this matter, the Company was fined $350,000 which is payable in five (5) annual installments commencing in January of 1998 and the Company has paid the first installment. Interest is payable at 5.42% per annum and is due at the end of the fiscal year payout.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Since January 26, 1996, Moyco's Common stock has been traded on the NASDAQ National Market. Prior to that date, the Company's Common stock was traded in the over-the-counter market between dealers in securities.

The following table sets forth the low and high sales prices per share (adjusted for the 10% stock dividend to be issued on September 30, 1998) for each quarter during fiscal year 1998 and 1997 based on NASDAQ National Market Composite Transactions.

                                                          High          Low
                                                       ----------     --------

     First quarter ended September 30, 1997            $    7.45      $   4.95
     Second quarter ended December 31, 1997                 5.93          4.04
     Third quarter ended March 31, 1998                     5.78          3.31
     Fourth quarter ended June 30, 1998                     3.82          2.27

                                                          High          Low
                                                       ----------     --------

     First quarter ended September 30, 1996             $   8.69      $  4.55
     Second quarter ended December 31, 1996                 6.36         3.30
     Third quarter ended March 31, 1997                     6.59         3.64
     Fourth quarter ended June 30, 1997                     6.59         2.73

There were no dividends paid during the fiscal years ended June 30, 1998, 1997 and 1996. The ability of the Company to pay any cash dividends on its Common stock is dependent on the Company's earnings and cash requirements. The Company does not anticipate that it will declare or pay any cash dividends on its Common stock for the foreseeable future. The Company's Board of Directors has approved a 10% stock dividend on all shares of Common stock outstanding as of September 18, 1998. The new shares will be distributed to shareholders on September 30, 1998. All earnings (loss) per Common share computations, shares used in computing earnings (loss) per Common share and all share and option balances and prices at June 30, 1998 have been restated to reflect the 10% stock dividend. The number of shareholders of record at June 30, 1998 was 609, which excludes shareholders whose shares are held in nominee or "street" name by brokers.

ITEM 6. SELECTED FINANCIAL DATA.

Selected operations data:

                                                                     For the Year Ended June 30
                                     -------------------------------------------------------------------------------------
                                           1998             1997 (3)          1996             1995              1994
                                     --------------   ---------------   --------------   ---------------   ---------------
NET SALES                            $    15,337,641  $    13,982,927   $   11,914,303   $    11,880,186   $    10,031,343

COST OF GOODS SOLD                         8,559,554        8,581,493        7,293,200         6,986,736         5,692,546
                                     ---------------  ---------------   --------------   ---------------   ---------------

     Gross profit                          6,778,087        5,401,434        4,621,103         4,893,450         4,338,797

OPERATING EXPENSES(1)                      6,756,281        6,296,883        3,268,965         3,473,919         3,246,350
                                     ---------------  ---------------   --------------   ---------------   ---------------

     Income (loss) from operations            21,806         (895,449)       1,352,138         1,419,531         1,092,447

INTEREST (EXPENSE) AND OTHER
   INCOME, net (2)                         1,362,333         (492,783)        (420,605)         (404,873)         (231,593)

INCOME TAX (EXPENSE) BENEFIT                (322,810)         379,604         (186,394)         (478,344)         (408,838)

CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                          --               --               --                --           (60,168)
                                     ---------------  ---------------   --------------   ---------------   ---------------

NET INCOME (LOSS)                    $     1,061,329  $    (1,008,628)  $      745,139   $       536,314   $       391,848
                                     ===============  ===============   ==============   ===============   ===============

BASIC EARNINGS (LOSS) PER COMMON
   SHARE(4)                          $          0.23  $         (0.22)  $         0.17   $          0.12   $          0.09
                                     ===============  ===============   ==============   ===============   ===============

DILUTED EARNINGS (LOSS) PER COMMON
   SHARE(4)                          $          0.23  $         (0.22)  $         0.17   $          0.12   $          0.09
                                     ===============  ===============   ==============   ===============   ===============

(1) In fiscal 1998, the Company made a one-time payment of $775,000 to Nanophase relating to certain research and development fees.

(2) On December 31, 1997, the Company sold its CMP assets and CMP business product line for the electronics industry and related intellectual property to EKC, a subsidiary of ChemFirst Inc. for $2,450,000 in cash, as well as a deferred payment by EKC contingent on sales of CMP products during the period through June 30, 1999, and varying royalties based on sales of CMP products through 2004. This transaction resulted in a pre-tax gain of $1,660,483 for the Company. See Note 1 of Notes to Consolidated Financial Statements.

      Also on December 31, 1997, the Company sold certain particle dispersion technology to Nanophase for $223,000 in cash, resulting in a pre-tax gain of $223,000.

(3) On August 8, 1996, the Company acquired all of the outstanding Common stock of Thompson, a manufacturer of dental hand instruments and related products. The acquisition was accounted for as a purchase business combination. See Note 2 of Notes to Consolidated Financial Statements.

(4) As adjusted for the 10% stock dividend to be issued on September 30, 1998. See Note 16 of Notes to Consolidated Financial Statements.

Selected balance sheet data:

                                                                        June 30
                                   -----------------------------------------------------------------------------
                                        1998            1997             1996            1995           1994
                                   -------------   -------------   -------------   -------------   -------------
Working capital                    $   5,575,453   $   3,729,300   $   4,717,373   $   4,589,745   $   3,003,840
                                   =============   =============   =============   =============   =============

Total assets                       $  15,739,912   $  15,044,732   $  12,544,014   $  12,983,665   $   9,765,891
                                   =============   =============   =============   =============   =============

Long-term debt                     $   5,946,251   $   5,255,263   $   5,616,112   $   6,735,460   $   3,046,168
                                   =============   =============   =============   =============   =============

Shareholders' equity               $   5,879,969   $   4,820,565   $   4,975,488   $   4,150,575   $   3,613,011
                                   =============   =============   =============   =============   =============

                                      12

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as, "may," "will," "should," "expect," "anticipate," "intend," "plan," "project," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to (i) competition within the Company's industries; (ii) changes in the economics of dentistry, including consolidation, reduced growth in expenditures by private dental insurance plans, and the effects of healthcare reform, which may affect future per capita expenditures for dental services and the ability of dentists to invest in or obtain reimbursement for the use of dental products; (iii) the effect of economic conditions; (iv) supply risks, including shortages and increases in the costs of key raw materials; (v) dependence on the services of the Company's executive officers, and other key operations and technical personnel; and (vi) legal proceedings. (See discussion of legal proceedings in Part I, Item 3 of this Form 10-K.)

Overview

For the year ended June 30, 1998, the Company had net income of $1,061,329, primarily as a result of the sale of its CMP assets and CMP business product line for the electronics industry and related intellectual property, as well as, the sale of certain particle dispersion technology on December 31, 1997.

Summary

The following table sets forth for the periods indicated the Company's key financial information by segment.

                                                          For the Year Ended June 30
                                              --------------------------------------------------
                                                    1998              1997            1996
                                              ---------------   ---------------  ---------------
Net Sales:
   Dental Supplies                            $    10,915,768   $     9,537,098  $     7,496,812
   Precision Abrasives                              4,421,873         4,445,829        4,417,491
                                              ---------------   ---------------  ---------------
                                              $    15,337,641   $    13,982,927  $    11,914,303
                                              ===============   ===============  ===============

Gross profit:
   Dental Supplies                            $     5,336,168   $     3,718,354  $     3,196,272
   Precision Abrasives                              1,441,919         1,683,080        1,424,831
                                              ---------------   ---------------  ---------------
                                              $     6,778,087   $     5,401,434  $     4,621,103
                                              ===============   ===============  ===============

Operating Income (Loss):
   Dental Supplies                            $     1,365,562   $      (977,814) $     1,255,047
   Precision Abrasives                             (1,343,756)           82,365           97,091
                                              ---------------   ---------------  ---------------
                                              $        21,806   $      (895,449) $     1,352,138
                                              ===============   ===============  ===============

Results of Operations

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

Net sales in fiscal 1998 increased $1,354,714 from fiscal 1997. Net sales in the Dental Supplies segment increased $1,378,670, from $9,537,098 in fiscal 1997 to $10,915,768 in fiscal 1998 primarily due to increased international sales and increased sales of the Company's proprietary and patented endodontic instruments. Net sales in the Precision Abrasives segment decreased $23,956.

Gross profit in fiscal 1998 increased $1,376,653 from fiscal 1997. Gross profit in the Dental Supplies segment increased $1,617,814 from $3,718,354 (39.0% of Dental Supplies net sales) in fiscal 1997 to $5,336,168 (48.9% of Dental Supplies net sales) in fiscal 1998. Gross profit in the Precision Abrasives segment decreased $241,161 from $1,683,080 (37.9% of Precision Abrasives net sales) in fiscal 1997, to $1,441,919 (32.6% of Precision
Abrasives net sales) in fiscal 1998. Gross profit in the Dental Supplies segment increased due to the aforementioned increase in net sales. Gross profit as a percentage of net sales in the Dental Supplies segment increased primarily due to improvements in the manufacturing process at Thompson since the acquisition and a shift in product sales to higher margin proprietary and/or patented products. Gross profit as a percentage of net sales in the Precision Abrasives segment decreased due to wage and price increases by various vendors.

Sales and marketing expenses increased $324,005 from $2,391,374 (17.1% of net sales) in fiscal 1997 to $2,715,379 (17.7% of net sales) in fiscal 1998 partially as a result of the Thompson acquisition and partially due to increased royalty payments and advertising and promotional spending by the Company. General and administrative expenses increased $189,899 from $2,864,313 (20.5% of net sales) to $3,054,212 (19.9% of net sales) due to the
Thompson acquisition, as well as legal and professional fees of approximately $520,000 related to the conclusion of the foot powder investigation, settlement of the Cabot Corporation litigation and the Dentsply litigation defense. The Company believes it will incur significant costs, which the Company is unable to estimate due to the nature of litigation, related to the Dentsply litigation for the forseeable future that will have a material adverse effect on the Company's consolidated financial position and results of operations. (See Legal Proceedings in Part I, Item 3 of this Form 10-K). Research and development expenses increased $800,494 due to costs incurred in connection with certain research and development fees paid to Nanophase, as well as the investment of funds to refine the Company's CMP slurry products.

Interest expense increased due to increased borrowings related to the funding of the Company's current operations. Interest income remained relatively constant between periods.

On December 31, 1997, the Company sold the Precision Abrasives segment's CMP assets and CMP business product line for the electronics industry and related intellectual property to EKC for $2,450,000 in cash, as well as a deferred payment by EKC contingent on sales of CMP products during the period through June 30, 1999, and varying royalties based on sales of CMP products through 2004. This transaction resulted in a pre-tax gain of $1,660,483. Also on December 31, 1997, the Company sold certain particle dispersion technology to Nanophase for $223,000 in cash, resulting in a one-time pre-tax gain of $223,000.

Other income, net increased $80,344 in fiscal 1998 from fiscal 1997 due to a $72,000 gain on miscellaneous property dispositions in fiscal 1998.

Year Ended June 30, 1997 Compared to Year Ended June 30, 1996

Net sales in fiscal 1997 totaled $13,982,927, an increase of $2,068,624 from fiscal 1996 net sales of $11,914,303. Net sales in the Dental Supplies segment increased $2,040,286, primarily due to the Company's acquisition of Thompson in the first quarter. Overall, sales prices remained relatively constant, while volumes increased primarily due to the acquisition of Thompson. Net sales in the Precision Abrasives segment remained relatively constant, increasing $28,338 to $4,445,829 in fiscal 1997.

Gross profit increased $780,331 from fiscal 1996. The gross profit in the Dental Supplies segment increased $522,082 from $3,196,272 (42.6% of Dental Supplies net sales) in 1996 to $3,718,354 (39.0% of Dental Supplies net sales) in 1997. The gross profit in the Precision Abrasives segment increased $258,249 from $1,424,831 (32.3% of Precision Abrasives net sales) in 1996 to $1,683,080 (37.9% of Precision Abrasives net sales) in 1997. Gross profit as a percentage of net sales in the Dental Supplies division decreased primarily due to the Thompson acquisition, as Thompson products historically have had a lower gross profit percentage than other products sold by the Company. The Company expects gross profit percentages related to Thompson products will increase as the Company continues to improve the Thompson manufacturing processes after the acquisition. Increasing gross profit percentages in the Precision Abrasives segment were attributable to continued efficiencies gained in the manufacturing process and a shift in the product mix to the Company's higher gross profit products.

Operating expenses increased $2,672,358 from $3,624,525 (30.4% of net sales) in 1996, excluding the gain on settlement of litigation, to $6,296,883 (45.0% of net sales) in 1997. This increase resulted partially from the Thompson acquisition which caused sales and marketing expenses to increase $644,873 from $1,746,501 (14.7% of net sales) in 1996 to $2,391,374 (17.1% of net sales) in 1997. General and administrative expenses increased $992,949 from $1,871,364 (15.7% of net sales) in 1996 to $2,864,313 (20.5% of net sales) in
1997. The Company expects both sales and marketing and general and administrative expenses as a percentage of net sales to return to the historical lower levels as the Company continues to fully integrate the operations of Thompson. In addition to the Thompson acquisition, operating expenses increased due to the various legal proceedings involving the Company during fiscal 1997. During fiscal 1997, the Company incurred approximately $400,000 in professional fees related to these proceedings, and recorded an additional provision of $855,000 for the settlement of the foot powder matter. Research and development expenses increased $179,536 due to increased spending on research on and development of the Company's CMP slurry technology.

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

Net cash of $1,567,970 was used in operations for the year ended June 30, 1998. Net cash of $498,645 and $1,456,521 was provided by operations for the years ended June 30, 1997 and 1996, respectively. In fiscal 1998, cash flows used in operations increased due primarily to an increase in accounts receivable caused by an extension of credit terms to an increasing foreign customer base, an increase in inventory levels to reduce order fulfillment time and payments related to the settlement of the foot powder matter. The decreasing cash flows from operations between fiscal 1997 and fiscal 1996 were a result of the net loss experienced, as well as the timing of collections from the Company's larger customers.

Expenditures for property, plant and equipment totaled $439,833 in 1998, $466,983 in 1997 and $537,638 in 1996. The Company received proceeds of $2,673,000 related to the sale of its CMP assets, the CMP business product line for the electronics industry and related intellectual property, and certain particle dispersion technology during the year ended June 30, 1998.

Proceeds received from long-term debt were $4,260,000, $340,000 and $140,000 for the years ended June 30, 1998, 1997 and 1996, respectively, which includes proceeds of $750,000 related to a refinancing of a portion of its line of credit with long-term debt with a bank during the year ended June 30, 1998. For the years ended June 30, 1998, 1997 and 1996, the Company made payments on long-term debt of $3,651,897, $1,337,535 and $890,894, respectively, which includes payments of $2,562,921 related to a separate refinancing of certain long-term debt during the year ended June 30, 1998.

The Company has a commitment for a $3,000,000 line of credit with a bank which will expire on December 31, 1998, subject to renewal. As of June 30, 1998, there was no outstanding balance under this line of credit. The line of credit bears interest at the prime rate and is secured by substantially all of the Company's assets. In 1997, the Company used $1,025,000 in net borrowings under this line of credit to retire approximately $670,000 in debt acquired in the Thompson acquisition, as well as for general working capital purposes.

Subsequent to June 30, 1998, the Company is currently in the process of negotiating a re-financing of certain of its mortgages and loans. This is being done to secure more favorable terms, interest rates and to obtain additional financing. The Company expects to close on this re-financing within the next month.

The Company expects to spend approximately $300,000 in fiscal 1999 on capital expenditures, primarily for new office computer equipment and dental instrument manufacturing equipment. In addition, the Company is obligated to pay $685,000 over four years relating to the settlement of the foot powder matter, of which $101,250 was paid subsequent to June 30, 1998, and expects to spend significant funds on the Dentsply litigation (See Legal Proceedings in Part I, Item 3 of this Form 10-K). The Company anticipates that sufficient cash will be generated from operations to fund these payments and expenditures and, to the extent they are not, they will be funded using the Company's credit facilities.

The Company believes that inflation has not, and will not, have a material impact on the Company's financial condition and results of operations.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is required to be adopted for the Company's fiscal year ending June 30, 1999. The adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is required to be adopted for the Company's fiscal 1999 financial statements. The adoption of this pronouncement should not have any impact on the Company's existing disclosures.

Risks Associated with the Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions and information, send invoices, or engage in similar normal business activities.

The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since the Company has reviewed its existing systems and they either correctly define the Year 2000 or are expected to be replaced before Year 2000 issues will arise. Non-information technology systems that utilize embedded technology, such as microcontrollers, may also face Year 2000 issues. However, the Company believes that it does not have significant Year 2000 issues related to non-information technology systems and is currently reviewing these systems. This review is expected to be completed during fiscal 1999.

In addition, the Company is conducting an analysis to determine the extent to which its major vendors' systems (insofar as they relate to the Company's business) are subject to the Year 2000 issue. This review is expected to be completed during fiscal 1999. The Company is currently unable to predict the extent to which it would be vulnerable to its vendors' failure to remediate any Year 2000 issues on a timely basis. The failure of a major vendor subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company. The Company also faces potential loss of revenue from customers who may have Year 2000 issues. Currently, the Company is unable to predict how and to what extent its operations may be effected by Year 2000 issues at its customers; however, Year 2000 issues at a significant customer could have a material adverse effect on the Company.

To date the Company has not made any contingency plans to address third-party Year 2000 risks. The Company plans to formulate contingency plans to the extent necessary in fiscal 1999. Historical and estimated costs directly related to Year 2000 issue remediation at the Company have been and are expected to be immaterial as the Company's systems have been and will be upgraded on a normal replacement schedule with only immaterial opportunity costs of Moyco personnel to ensure new systems and third parties are Year 2000 compliant.

Risk Factors

The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Additionally, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance and are, generally, but not exclusively, identified by the use of such terms as "may," "will," "should," "expect," "anticipate," "intend," "plan," "project," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. However, these forward-looking statements are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such statements. Additionally, the Company does not undertake any obligation to update any forward-looking statements.

The risk factors identified in the cautionary statements below could cause actual results to differ materially from those suggested in these forward-looking statements. Also, the Company may, from time to time, set forth additional risk factors on Forms 10-Q and 8-K. However, the risk factors listed below or in future reports of the Company are not exhaustive. New risk factors emerge from time to time, and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all of such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The cautionary statements below are being made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company intends that all forward-looking statements made, in whatever form, be considered subject to the Act.

Changes in the U.S. Dental Health Care System. There has been substantial debate in the political arena related to prospective changes in the U.S. health care system. In addition, developments in both the public and the private sector may significantly affect the financing and delivery of dental health care in the United States, including the expansion of managed care programs, large dental practices, franchises, purchasing groups, and industry consolidation. Cost containment has been a major element of these developments. There can be no assurance that such changes in the financing and delivery of dental health care will not continue to affect dental capital equipment and supplies procurement patterns or dictate which procedures will be covered by applicable insurance or government funded or subsidized programs. The Company also cannot predict the extent or impact of future legislation or regulations.

Competition. The Company faces substantial competition from other manufacturers. Competitive pressure could result in price competition or the introduction of new products by the Company's competitors, which could have an adverse impact on the Company's revenues and results of operations. In addition, the Company is engaged in industries characterized by extensive research efforts. Advances in products and other discoveries or developments could render some of the Company's products obsolete. Some of the companies with which the Company competes or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities and significantly greater financial, technical and personnel resources than the Company and may be better positioned to continue to improve their technology in order to compete in evolving industries.

Governmental Regulation. Government regulation in the U.S. and other countries is a significant factor in the development, manufacturing and marketing of many of the Company's products and in the Company's ongoing research and development activities. Specifically, dental devices are subject to United States Food and Drug Administration ("FDA") approval or clearance before they can be utilized for clinical studies or sold commercially. The process for obtaining the necessary approvals and compliance with applicable regulations can be costly and time consuming. There can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sales of the Company's products. There is no assurance the Company will continue to be able to obtain required government approvals or successfully comply with such regulations in a timely and cost-effective manner, if at all, and failure to do so may have an adverse effect on the Company's financial condition and results of operation. Further, there can be no assurances that more stringent regulatory requirements and/or safety and quality standards will not be issued in the future with an adverse effect on the Company's business. Although the Company believes that it is in compliance with all applicable regulations of the FDA, current regulations depend heavily on administrative interpretation and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.

The Company's products are similarly subject to foreign regulating bodies. Typically, foreign bodies readily allow the Company's products to be traded within their jurisdictions, based on the fact that the Company's products are regulated by the FDA. However, there can be no assurance that such foreign bodies will not impose different, additional requirements that may materially hamper the Company's ability to compete in overseas markets. The Company has received CE (Conformite European) certification for its major dental product lines for European distribution and is constantly evaluating regulatory requirements in various territories throughout the world to ensure compliance with same.

Patents and Proprietary Technologies. The Company's ability to compete effectively with other companies depends, in part, on its ability to protect and maintain the proprietary nature of its technology. The Company owns 9 United States patents, 1 Japanese patent and a number of issued foreign patents and pending patent applications for its products. The Company plans to continue to patent inventions which may provide commercial benefit. Currently, the Company has one patent application pending for a new endodontic instrument design. In addition, the Company is reviewing the possibility of filing several new applications related to both its dental and abrasives technologies. The Company treats its design and technical data as confidential, and relies on nondisclosure safeguards, such as confidentiality agreements, laws protecting trade secrets and agreements to protect proprietary information. The Company has incurred substantial costs in enforcing its patents against infringement by others and defending itself against similar claims of others. Although the Company has been successful to date in disputes involving the validity and enforceability of its patents and in defending itself against claims by others of patent infringement, there can be no assurance that the Company will continue to be successful in such matters in the future or that the Company's patents or other proprietary rights, even if continuing to be held valid, will be broad enough in scope to enable the Company to prevent third parties from producing products using similar technologies or processes. With regard to the current Dentsply litigation, the Company remains confident that its intellectual property position is strong. (For more information, see Legal Proceedings in Part I, Item 3 of this From 10-K.)

Product Development. The Company is actively engaged in identifying market needs and in developing products to satisfy those unmet needs. Such products are not necessarily in the Company's current business segments. The Company attempts to validate the existence of such unmet needs as well as the potential revenues, costs and profits involved in satisfying such needs. There is a material risk that the Company's competitors may satisfy those needs with more effective or less expensive products. There is also a material risk that the Company's estimates of the economic potential from such unmet needs may be incomplete or inaccurate, or that the products which the Company develops to meet such needs will be untimely introduced or insufficiently effective clinically or economically to gain market acceptance.

Change in Marketing Approach. With regard to the Dental Supplies segment, the Company plans to fund and/or sponsor various educational programs including, but not limited to seminars, lectures and demonstrations by industry opinion leaders. While trade shows, dealer product presentations, advertising and other traditional marketing strategies will continue, the Company will shift its marketing emphasis to professional endorsement of products. The Company believes that this method of marketing will create greater demand for technique sensitive products. With regard to the Precision Abrasives segment, the Company plans to focus on higher margin products. Although the Company believes that this transition will have a long-term positive financial impact, no assurance can be given that the actions taken will provide the intended results, or that the Company will not experience short-term disruptions or an adverse impact of operations during the transition to this new marketing approach.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements:
    Report of Independent Public Accountants
    Consolidated Balance Sheets - June 30, 1998 and 1997
    Consolidated Statements of Operations - For the Years Ended June 30, 1998,
     1997 and 1996
    Consolidated Statements of Shareholders' Equity - For the Years Ended
     June 30, 1998, 1997 and 1996
    Consolidated Statements of Cash Flows - For the Years Ended June 30, 1998,
     1997 and 1996
    Notes to Consolidated Financial Statements
    Schedule II - Valuation and Qualifying Accounts (included in Part IV of this Form 10-K)
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Moyco Technologies, Inc.:



We have audited the accompanying consolidated balance sheets of Moyco Technologies, Inc. (a Pennsylvania corporation) and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended June 30, 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements and schedule as of June 30, 1996 and for the year then ended were audited by other auditors whose report dated August 28, 1996 expressed an unqualified opinion on those statements and schedule.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moyco Technologies, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             /s/Arthur Andersen LLP


Philadelphia, Pennsylvania
    September 18, 1998

                           MOYCO TECHNOLOGIES, INC.


                          CONSOLIDATED BALANCE SHEETS

                                                                                             June 30
                                                                              -----------------------------------
                                   ASSETS                                           1998               1997
                                   ------                                     ---------------   -----------------
CURRENT ASSETS:
    Cash and cash equivalents                                                 $     1,486,554   $     1,454,083
    Marketable securities                                                             185,904               --
    Accounts receivable, net of reserves of $267,741 and $251,330                   2,504,645         1,948,285
    Other receivables                                                                  71,531               --
    Inventories                                                                     4,335,174         3,902,141
    Deferred income taxes                                                             257,305           507,198
    Prepaid taxes                                                                         --             32,843
    Prepaid expenses                                                                   42,026           104,607
                                                                              ---------------   ---------------

              Total current assets                                                  8,883,139         7,949,157
                                                                              ---------------   ---------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                              602,433           602,433
    Buildings and improvements                                                      4,587,511         4,569,460
    Machinery and equipment                                                         5,751,307         5,717,084
    Furniture and fixtures                                                            840,413           641,368
    Automotive equipment                                                              139,630            48,511
                                                                              ---------------   ---------------

                                                                                   11,921,294        11,578,856
    Less- Accumulated depreciation and amortization                                (5,885,594)       (5,105,474)
                                                                              ---------------   ---------------

              Net property, plant and equipment                                     6,035,700         6,473,382
                                                                              ---------------   ---------------

OTHER ASSETS:
    Goodwill, less accumulated amortization of $59,734 and $28,226                    412,886           444,394
    Other                                                                             408,187           177,799
                                                                              ---------------   ---------------
              Total other assets                                                      821,073           622,193
                                                                              ---------------   ---------------
                                                                              $    15,739,912   $    15,044,732
                                                                              ===============   ===============


       The accompanying notes are an integral part of these statements.

                           MOYCO TECHNOLOGIES, INC.


                          CONSOLIDATED BALANCE SHEETS

                                  (Continued)

                                                                                           June 30
                                                                              ---------------------------------
                    LIABILITIES AND SHAREHOLDERS' EQUITY                            1998             1997
                    ------------------------------------                      ---------------   ---------------
CURRENT LIABILITIES:
    Line of credit                                                            $           --    $     1,125,000
    Current portion of long-term debt                                                 988,518           846,928
    Accounts payable                                                                1,323,170         1,352,569
    Income taxes payable                                                              245,326               --
    Accrued expenses                                                                  750,672           895,360
                                                                              ---------------   ---------------

              Total current liabilities                                             3,307,686         4,219,857
                                                                              ---------------   ---------------

LONG-TERM DEBT                                                                      5,946,251         5,255,263
                                                                              ---------------   ---------------

DEFERRED INCOME TAXES                                                                 141,006           419,047
                                                                              ---------------   ---------------

OTHER LONG-TERM LIABILITIES                                                           465,000           330,000
                                                                              ---------------   ---------------


COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY (Note 16):
    Preferred stock, $.005 par value,
       2,500,000 shares authorized,
       none issued and outstanding                                                         --                 --
    Common stock, $.005 par value, 15,000,000
       shares authorized, 5,205,547 and
       4,732,215 shares issued                                                         26,028            23,661
    Additional paid-in capital                                                      5,103,443         3,981,584
    Retained earnings                                                                 883,896           946,493
    Less- Treasury stock of 653,923
       and 593,875 shares, at cost                                                   (133,398)         (131,173)
                                                                              ---------------   ---------------

              Total shareholders' equity                                            5,879,969         4,820,565
                                                                              ---------------   ---------------

                                                                              $    15,739,912   $    15,044,732
                                                                              ===============   ===============


       The accompanying notes are an integral part of these statements.

                           MOYCO TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                For the Year Ended June 30
                                                                   ----------------------------------------------------
                                                                          1998              1997              1996
                                                                   ----------------  ----------------  ----------------
NET SALES                                                          $    15,337,641   $    13,982,927   $    11,914,303

COST OF GOODS SOLD                                                       8,559,554         8,581,493         7,293,200
                                                                   ---------------   ---------------   ---------------

         Gross profit                                                    6,778,087         5,401,434         4,621,103

OPERATING EXPENSES:
     Sales and marketing                                                 2,715,379         2,391,374         1,746,501
     Research and development                                              986,690           186,196             6,660
     General and administrative                                          3,054,212         2,864,313         1,871,364
     Charge for litigation settlement                                           --           855,000                --
     Gain on settlement of litigation                                           --                --          (355,560)
                                                                   ---------------   ---------------   ---------------

         Income (loss) from operations                                      21,806          (895,449)        1,352,138

INTEREST EXPENSE, net                                                     (614,143)         (505,432)         (501,999)

GAIN ON SALE OF CMP BUSINESS                                             1,660,483                --                --

GAIN ON SALE OF PARTICLE DISPERSION TECHNOLOGY                             223,000                --                --

OTHER INCOME, net                                                           92,993            12,649            81,394
                                                                   ---------------   ---------------   ---------------

         Income (loss) before taxes                                      1,384,139        (1,388,232)          931,533

INCOME TAX (EXPENSE) BENEFIT                                              (322,810)          379,604          (186,394)
                                                                   ---------------   ---------------   ---------------

NET INCOME (LOSS)                                                  $     1,061,329   $    (1,008,628)  $       745,139
                                                                   ===============   ===============   ===============

BASIC EARNINGS (LOSS) PER COMMON SHARE
    (NOTE 16)                                                      $          0.23   $         (0.22)  $          0.17
                                                                   ===============   ===============   ===============

SHARES USED IN COMPUTING BASIC EARNINGS (LOSS) PER COMMON SHARE
    (NOTE 16)                                                            4,552,152         4,539,845         4,408,275
                                                                   ===============   ===============   ===============

DILUTED EARNINGS (LOSS) PER COMMON SHARE (NOTE 16)                 $          0.23   $         (0.22)  $          0.17
                                                                   ===============   ===============   ===============

SHARES USED IN COMPUTING DILUTED EARNINGS (LOSS) PER COMMON
    SHARE (NOTE 16)                                                      4,562,866         4,539,845         4,436,661
                                                                   ===============   ===============   ===============


       The accompanying notes are an integral part of these statements.

                           MOYCO TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                    Common Stock               Additional
                                           -----------------------------        Paid-In        Retained
                                                Shares          Amount           Capital        Earnings
                                           -------------   -------------    --------------  ---------------
BALANCE, JUNE 30, 1995                         4,530,890   $      22,655    $   3,038,889   $     1,209,982
   Exercise of Common stock
     options                                      85,850             429           79,347               --
   Net income                                        --              --               --            745,139
                                           -------------   -------------    -------------   ---------------

BALANCE, JUNE 30, 1996                         4,616,740          23,084        3,118,236         1,955,121
   Issuance of Common stock
     in connection with purchase
     of Thompson Dental Mfg. Co.                 115,000             575          861,925                --
   Purchase of Common stock for Treasury              --              --               --                --
   Exercise of Common stock options                  475               2            1,423                --
   Net loss                                          --              --               --         (1,008,628)
                                           -------------   -------------    -------------   ---------------

BALANCE, JUNE 30, 1997                         4,732,215          23,661        3,981,584           946,493
   Purchase of Common stock for Treasury              --              --               --                --
   Exercise of Common stock options                  100               1              299                --
   10% Common stock dividend
      (Note 16)                                  473,232           2,366        1,121,560        (1,123,926)
   Net income                                        --              --               --          1,061,329
                                           -------------   -------------    -------------   ---------------

BALANCE, JUNE 30, 1998                         5,205,547   $      26,028    $   5,103,443   $       883,896
                                           =============   =============    =============   ===============


                                                    Treasury Stock
                                           -------------------------------
                                                Shares          Amount            Total
                                           -------------   -------------    -------------

BALANCE, JUNE 30, 1995                           591,875   $    (120,953)   $   4,150,573
   Exercise of Common stock
     options                                          --              --           79,776
   Net income                                         --              --          745,139
                                           -------------   -------------    -------------

BALANCE, JUNE 30, 1996                           591,875        (120,953)       4,975,488
   Issuance of Common stock
     in connection with purchase
     of Thompson Dental Mfg. Co.                      --              --          862,500
   Purchase of Common stock for Treasury           2,000         (10,220)         (10,220)
   Exercise of Common stock options                   --              --            1,425
   Net loss                                           --              --       (1,008,628)
                                           -------------   -------------    -------------

BALANCE, JUNE 30, 1997                           593,875        (131,173)       4,820,565
   Purchase of Common stock for Treasury             600          (2,225)          (2,225)
   Exercise of Common stock options                   --              --              300
   10% Common stock dividend
      (Note 16)                                   59,448              --               --
   Net income                                         --              --        1,061,329
                                           -------------   -------------    -------------

BALANCE, JUNE 30, 1998                           653,923    $   (133,398)   $   5,879,969
                                           =============    ============    =============


       The accompanying notes are an integral part of these statements.

                           MOYCO TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Year Ended June 30
                                                                         -----------------------------------------------
                                                                               1998            1997            1996
                                                                         -------------   -------------    --------------
OPERATING ACTIVITIES:
    Net income (loss)                                                    $   1,061,329   $  (1,008,628)   $     745,139
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities-
        Provision for accounts receivable reserves                              47,290         152,245              --
        Depreciation and amortization                                          834,805         843,352          648,517
        Gain on sale of CMP business                                        (1,660,483)            --               --
        Gain on sale of particle dispersion technology                        (223,000)            --               --
        Gain on disposition of property and equipment                          (72,000)            --           (57,000)
        Deferred income taxes                                                  (28,148)       (401,259)         (91,016)
    (Increase) decrease in-
      Accounts receivable                                                     (603,650)       (222,171)         332,149
      Other receivables                                                        (71,531)            --               --
      Inventories                                                             (683,033)        (17,567)         (65,702)
      Prepaid taxes and expenses                                                95,424          41,990          102,602
      Other assets                                                             (36,212)         27,643          333,344
    Increase (decrease) in-
      Accounts payable                                                         (29,399)        625,925         (581,859)
      Income taxes payable                                                     245,326             --               --
      Reserve for litigation settlements                                      (219,000)        855,000              --
      Other accrued expenses                                                  (225,688)       (397,885)          90,347
                                                                         -------------   -------------    -------------

              Net cash provided by (used in) operating activities           (1,567,970)        498,645        1,456,521
                                                                         -------------   -------------    -------------

INVESTING ACTIVITIES:
    Purchases of and deposits on property, plant and equipment                (439,833)       (466,983)        (537,638)
    Purchases of marketable securities                                        (185,904)            --               --
    Acquisition of Thompson, net cash acquired                                     --            1,663              --
    Proceeds from sale of CMP business                                       2,450,000             --               --
    Proceeds from sale of particle dispersion technology                       223,000             --               --
    Proceeds from disposition of equipment                                      72,000             --            57,000
                                                                         -------------   -------------    -------------

              Net cash provided by (used in) investing activities            2,119,263        (465,320)        (480,638)
                                                                         -------------   -------------    -------------

FINANCING ACTIVITIES:
    Net borrowings (repayments) under line of credit                        (1,125,000)      1,025,000              --
    Proceeds from long-term debt                                             4,260,000         340,000          140,000
    Payments of long-term debt                                              (3,651,897)     (1,337,535)        (890,894)
    Proceeds from exercise of stock options                                        300           1,425           79,776
    Purchase of Common stock for treasury                                       (2,225)        (10,220)             --
                                                                         -------------   -------------    ------------

              Net cash provided by (used in) financing activities             (518,822)         18,670         (671,118)
                                                                         -------------   -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       32,471          51,995          304,765

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 1,454,083       1,402,088        1,097,323
                                                                         -------------   -------------    -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   $   1,486,554   $   1,454,083    $   1,402,088
                                                                         =============   =============    =============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                        $     488,688   $     554,081    $     559,240
                                                                         =============   =============    =============
    Income taxes paid                                                    $         --    $       4,638    $     436,034
                                                                         =============   =============    =============

       The accompanying notes are an integral part of these statements.

                           MOYCO TECHNOLOGIES, INC.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998



1. THE COMPANY:

Moyco Technologies, Inc. (formerly Moyco Industries, Inc.) and subsidiaries (the "Company") operates in two business segments: Dental Supplies and Precision Abrasives. The Dental Supplies segment involves the manufacturing, marketing and distributing of dental supplies, such as waxes, abrasives, medicaments, dental mirrors, endodontic (root canal) instruments, materials and equipment, sundry dental items, hand instruments, sterilization items, as well as the repacking of other dental products for the professional dental market. The Precision Abrasives segment involves the manufacturing of commercial coated abrasives, precision submicron coated abrasives, slurries (wet abrasives) and polishing agents. These products are used for various applications and industries, including but not limited to, fiber optics, lapidary, nail files, dentistry, plastics and woods, semiconductor manufacturing and other high-tech manufacturing procedures which require extremely fine abrasive films and/or slurries to achieve consistently uniform polishing results.

On December 31, 1997, the Company sold its chemical mechanical planarization ("CMP") assets and CMP business product line for the electronics industry and related intellectual property to EKC Technology, Inc. ("EKC"), a subsidiary of ChemFirst Inc. for $2,450,000 in cash, as well as a deferred payment by EKC contingent on sales of CMP products during the period through June 30, 1999, and varying royalties based on sales of CMP products through 2004. This transaction resulted in a pre-tax gain of $1,660,483 for the Company. In connection with the sale, EKC has agreed that during 1999 it would purchase a portion of the Company's raw material inventory that was on hand at December 31, 1997 for $250,000.

Also on December 31, 1997, the Company sold certain particle dispersion technology to Nanophase Technologies Corporation ("Nanophase") for $223,000 in cash, resulting in a one-time pre-tax gain of $223,000.

During the three months ended December 31, 1997, the Company made a payment of $775,000 to Nanophase relating to certain research and development fees. This payment is included in research and development expense in the accompanying consolidated statements of operations.

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

                                                                              For the Year Ended
                                                                                    June 30
                                                                      ---------------------------------
                                                                            1997              1996
                                                                      ---------------   ---------------
     Unaudited pro forma net sales                                    $    14,278,042   $    14,599,009
                                                                      ===============   ===============

     Unaudited pro forma operating income (loss)                      $      (892,707)  $       876,482
                                                                      ===============   ===============

     Unaudited pro forma net income (loss)                            $    (1,023,143)  $       583,947
                                                                      ===============   ===============

     Unaudited pro forma basic earnings (loss) per
         Common share (Note 16)                                       $        (0.23)   $         0.13
                                                                      ==============    ==============

     Unaudited pro forma diluted earnings (loss) per Common share
         (Note 16)                                                    $        (0.23)   $         0.13
                                                                      ===============   ==============

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

Statements of Cash Flows

For the purpose of determining cash flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of certificates of deposit and an investment in a money market account. Interest income earned on the investment of cash was $60,812, $47,708 and $26,991 for the years ended June 30, 1998, 1997 and 1996, respectively. The Company incurred $224,475 of capital lease obligations during the year ended June 30, 1998. There were no capital lease obligations incurred during the years ended June 30, 1997 and 1996.

Marketable Securities

Investments in marketable securities are categorized as either trading, available-for-sale, or held-to-maturity. At June 30, 1998, marketable securities consisted of certificates of deposit with contractual maturities of less than one year which are being held to maturity. The certificates of deposit are stated at amortized cost.

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

             Buildings and improvements            10-25 years
             Machinery and equipment                5-10 years
             Furniture and fixtures                 5-10 years
             Automotive equipment                      3 years

Interest expense related to and incurred during the construction period of buildings is capitalized as part of the cost of such assets and depreciated over the estimated useful life of the building. Depreciation and amortization expense related to property, plant and equipment for the years ended June 30, 1998, 1997 and 1996, was $794,539, $746,282 and $635,428, respectively.
Property and equipment acquired under capital leases at a cost of $224,475 and $130,000, less accumulated amortization of $38,414 and $46,429, are included in property and equipment in the accompanying consolidated balance sheets as of June 30, 1998 and 1997, respectively.

Goodwill

Goodwill represents the excess of the purchase price of the Thompson acquisition over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Amortization expense was $31,508 and $28,266 for the years ended June 30, 1998 and 1997, respectively. The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to its net realizable value. As of June 30, 1998, no such write-down was required.

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

Earnings (Loss) per Common Share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which supersedes Accounting Principles Board ("APB") Opinion No. 15. SFAS No. 128 requires dual presentation of basic and diluted earnings (loss) per share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic earnings
(loss) per share, which replaced primary earnings (loss) per share, is calculated by dividing net income (loss) available to Common shareholders by the weighted average number of Common shares outstanding for the period. Diluted earnings (loss) per share, which replaced fully diluted earnings
(loss) per share, reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options.

The Company was required to and did adopt SFAS No. 128 during the period ended December 31, 1997, as earlier application was not permitted. As required by SFAS No. 128, all prior-period earnings (loss) per Common share data has been restated to conform with the provisions of this statement.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per Common share computations. All share, per share, options to purchase shares, and option exercise prices per share have been adjusted to reflect the 10% stock dividend to be issued on September 30, 1998 (see Note 16):

                                             For the Year Ended June 30
                                   ---------------------------------------------------
                                                        1998
                                   ---------------------------------------------------
                                      Income            Shares            Per Share
                                    (Numerator)      (Denominator)          Amount
                                    -----------     ---------------       ---------
Basic earnings per Common
   share
     Net income                    $  1,061,329          4,552,152      $         0.23
                                                                        ==============
Effect of dilutive securities
     Stock options                           --             10,714
                                   ------------      -------------
Diluted earnings per
   Common share
     Net income and assumed
       conversions                 $  1,061,329          4,562,866      $         0.23
                                   ============      =============      ==============



                                                For the Year Ended June 30
                                   ---------------------------------------------------
                                                         1997
                                   ---------------------------------------------------
                                         Loss             Shares            Per Share
                                      (Numerator)      (Denominator)         Amount
                                      -----------      -------------        ---------
Basic loss per Common
   share
     Net loss                      $  (1,008,628)    $     4,539,845    $        (0.22)
                                                                        ==============
Effect of dilutive securities
     Stock options                            --                  --
                                   -------------     ---------------
Diluted loss per Common
   share
     Net loss and assumed
       conversions                 $  (1,008,628)    $     4,539,845    $        (0.22)
                                   ==============    ===============    ===============

                                      35


                                                For the Year Ended June 30
                                   --------------------------------------------------
                                                         1996
                                   --------------------------------------------------
                                        Income            Shares           Per Share
                                     (Numerator)       (Denominator)         Amount
                                     -----------       -------------       ----------
Basic earnings per Common
   share
     Net income                    $   745,139             4,408,275    $       0.17
                                                                        ============
Effect of dilutive securities
     Stock options                          --                28,366
                                   -----------       ---------------
Diluted earnings per
   Common share
     Net income and assumed
       conversions                 $   745,139             4,436,661    $       0.17
                                   ===========       ===============    ============

Options to purchase 4,923 shares of Common stock with an average exercise price per share of $5.91 were outstanding during the year ended June 30, 1998, but were not included in the computation of diluted earnings per Common share because the options exercise prices were greater than the average market price of the Common shares during the period. The options, which expire at various times through October 2006, were still outstanding as of June 30, 1998. Options to purchase 25,245 shares of Common stock with an average exercise price of $3.08 were outstanding during the year ended June 30, 1997, but were not included in the computation of diluted loss per Common share because the Company had a net loss for the year and all outstanding options would have been anti-dilutive. All options to purchase shares of Common stock outstanding during the year ended June 30, 1996, were included in the computation of diluted earnings per Common share.

Revenue Recognition

The Company recognizes revenue upon the shipment of its products.

Advertising Costs

Advertising costs are charged to expense as incurred. The amounts charged to sales and marketing expense in the accompanying consolidated statements of operations for the years ended June 30, 1998, 1997, and 1996, were $321,027, $303,285, and $228,049, respectively.

Long-Lived Assets

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective July 1, 1996. SFAS No. 121 requires that long-lived assets to be held and used or disposed of by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. As of June 30, 1998, management has evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including accounts receivable, marketable securities, accounts payable and accrued expenses, management believes that the carrying amounts approximate fair value due to their short maturities. The carrying amount and estimated fair value of debt at June 30, 1998 is $6,934,769 and $6,504,251, respectively, and $6,102,191 and $5,686,823, respectively, at June 30, 1997.

The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current prices for the same or similar issues offered to the Company for debt of the same remaining maturities.

4. INVENTORIES:

                                                                                 June 30
                                                                   ---------------------------------
                                                                         1998               1997
                                                                   ---------------   ---------------
         Raw materials and supplies                                $     1,638,030   $     1,418,353
         Work-in-process                                                 1,697,043         1,265,386
         Finished goods                                                  1,000,101         1,218,402
                                                                   ---------------   ---------------
                                                                   $     4,335,174   $     3,902,141
                                                                   ===============   ===============

5. ACCRUED EXPENSES:

                                                                                 June 30
                                                                   ---------------------------------
                                                                         1998              1997
                                                                   ---------------   ---------------
         Compensation and related benefits                         $       247,377   $       222,279
         Reserve for litigation settlements (Note 11)                      171,000           525,000
         Other                                                             332,295           148,081
                                                                   ---------------   ---------------

                                                                   $       750,672   $       895,360
                                                                   ===============   ===============

6. LINE OF CREDIT:

The Company has a line of credit with a bank under which it may borrow up to $3,000,000 through December 31, 1998, subject to renewal. Borrowings under the line bear interest at prime (8.5% at June 30, 1998) and are secured by all assets of the Company. The highest levels of borrowings during the years ended June 30, 1998 and 1997 were $850,000 and $1,125,000, respectively. The weighted average interest rate on borrowings during the years ended June 30, 1998 and 1997 were 8.5% and 8.3%, respectively. The Company did not make any borrowings under the line of credit during the year ended June 30, 1996.

Thompson Dental Manufacturing Co., Inc., a subsidiary of the Company, is a guarantor and surety of borrowings under these credit facilities.

7. LONG-TERM DEBT:

                                                                                                  June 30
                                                                                     ---------------------------------
                                                                                           1998               1997
                                                                                     ---------------   ---------------
    Note payable to bank in monthly installments of $36,667, plus interest at prime minus .05%, through April 1, 2003. (Interest rate not to exceed
        8.45% or be below 8.20%).                                                    $     2,564,330   $            --

    Mortgage payable to bank in monthly installments of $14,950, including interest at 9.25% for five years and at prime plus 1% for the
        remaining term, through May 1, 2010.                                               1,294,583         1,354,090

    Note payable with quarterly interest-only payments through 1996, thereafter, payable in 20 equal quarterly payments including principal and interest at prime. (Interest rate not to exceed 10% or be below
        8%). Rate at June 30, 1998, was 8.5%. Subordinated to prime lender.                  975,000         1,350,000

    Term note payable in monthly installments of $30,000, plus interest at
        prime rate plus 1/2%, through August 1, 2000. (repaid in 1998)                            --         1,110,000

    Mortgage payable to municipal authority in monthly installments of $6,371,
        including interest at 2%, through July 1, 2010.                                      804,998           874,501

    Mortgage payable to bank in monthly installments of $5,053, including interest at 8.75% for five years and at prime plus 1% for the
        remaining term, through December 1, 2009.                                            438,522           460,891

    Mortgage payable to municipal authority in monthly installments of $1,952,
        including interest at 2%, through April 1, 2010.                                     238,828           260,309

                                      38


                                                                                                   June 30
                                                                                     ---------------------------------
                                                                                           1998               1997
                                                                                     ---------------   ---------------
    Mortgage payable to bank in monthly installments of $6,569, including interest at 85% of prime (not to exceed 15% or be below 8.5%), through
        August 2001. Rate at June 30, 1998 was 8.7%.                                 $       199,455   $       257,683

    Mortgage payable to bank in monthly installments of $2,543, including
        interest at prime plus 1.5%, through December 1, 2011.                               230,524           237,696

    Capital lease obligation payable in monthly installments of $1,148,
        including interest at prime plus 2%, through March 2002.                              28,432                --

    Capital lease obligation payable in monthly installments of $4,843,
        including interest at prime plus 2%, through December 2001.                          160,097                --

    Other debt (repaid in 1998)                                                                   --           197,021
                                                                                     ---------------   ---------------

                                                                                           6,934,769         6,102,191

    Less- Current portion                                                                   (988,518)         (846,928)
                                                                                     ---------------   ---------------

                                                                                     $     5,946,251   $     5,255,263
                                                                                     ===============   ===============

Substantially all of the Company's assets are pledged as collateral for the long-term debt. In addition, the two mortgages payable to municipal authorities are collateralized by an aggregate of $150,000 in standby letters of credit.

As of June 30, 1998, long-term debt matures as follows:

                    1999                            $       988,518
                    2000                                  1,004,239
                    2001                                    980,816
                    2002                                    657,892
                    2003                                    596,413
                    Thereafter                            2,706,891
                                                    ---------------
                                                    $     6,934,769
                                                    ===============

8. EMPLOYEE BENEFIT PLANS:

Profit Sharing Plan

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

The Company did not make any contributions during the years ended June 30, 1998, 1997 and 1996.

Employee Savings Plan

The tax deferred employee savings and protection plan under Section 401(k) of the Internal Revenue Code is available for all eligible employees. This plan allows an employee to contribute between 3% and 10% of compensation to the plan and these contributions are not subject to current federal income taxes. The Company matches 50% of the employee's contributions, to a maximum of 3% of the employee's earnings, subject to the deferral limit under the Internal Revenue Code. Participants are at all times fully vested in their contributions and the Company contributions become vested at various percentages based on years of service with 20% vested after three years and 20% for each year thereafter.

The Company's matching contributions for the years ended June 30, 1998, 1997, and 1996 were $80,863, $46,855 and $64,509, respectively.

9. BUSINESS SEGMENTS:

The Company operates in two business segments: Dental Supplies and Precision Abrasives. See Note 1 for description of the Company's business segments.

Financial information for each business segment as of June 30, 1998, 1997 and 1996 and for the years ended June 30, 1998, 1997 and 1996 is as follows:

                                                                         1998               1997             1996
                                                                   ---------------   --------------    ---------------
    Net Sales:
       Domestic and U.S. government customers-
          Dental Supplies                                          $     8,237,237   $     8,071,312   $     6,662,894
          Precision Abrasives                                            3,676,026         3,939,032         3,981,706
       International customers-
          Dental Supplies                                                2,678,531         1,465,786           833,918
          Precision Abrasives                                              745,847           506,797           435,785
                                                                   ---------------   ---------------   ---------------

                                                                   $    15,337,641   $    13,982,927   $    11,914,303
                                                                   ===============   ===============   ===============

    Operating income (loss):
       Dental Supplies                                             $     1,365,562   $      (977,814)  $     1,255,047
       Precision Abrasives                                              (1,343,756)           82,365            97,091
                                                                   ---------------   ---------------   ---------------

                                                                   $        21,806   $      (895,449)  $     1,352,138
                                                                   ===============   ===============   ===============

    Total assets:
       Dental Supplies                                             $     9,705,348   $     9,062,379   $     3,776,974
       Precision Abrasives                                               4,196,755         4,403,386         7,021,154
       Corporate                                                         1,837,809         1,578,967         1,745,886
                                                                   ---------------   ---------------   ---------------

                                                                   $    15,739,912   $    15,044,732   $    12,544,014
                                                                   ===============   ===============   ===============


    Depreciation and amortization:
       Dental Supplies                                             $       558,164   $       568,649   $       417,358
       Precision Abrasives                                                 276,641           274,703           231,159
                                                                   ---------------   ---------------   ---------------

                                                                   $       834,805   $       843,352   $       648,517
                                                                   ===============   ===============   ===============

    Capital expenditures:
       Dental Supplies                                             $       368,137   $       310,864   $       255,740
       Precision Abrasives                                                  71,696           156,119           281,898
                                                                   ---------------   ---------------   ---------------

                                                                   $       439,833   $       466,983   $       537,638
                                                                   ===============   ===============   ===============

For the years ended June 30, 1998, 1997 and 1996, net sales to various agencies of the U.S. government represented approximately 0.3%, 0.5%, and 1.6%, respectively, of the Company's total net sales.

10. INCOME TAXES:

                                                                                 For the Year Ended June 30
                                                                   ---------------------------------------------------
                                                                          1998              1997              1996
                                                                   ----------------  ----------------  ---------------
         Current:
             Federal                                               $       426,372   $        (3,316)  $       192,093
             State                                                         (75,414)           24,971            85,317
                                                                   ---------------   ---------------   ---------------
                                                                           350,958            21,655           277,410
                                                                   ---------------   ---------------   ---------------
         Deferred:
             Federal                                                      (109,747)         (322,748)          (55,520)
             State                                                          81,599           (78,511)          (35,496)
                                                                   ---------------   ---------------   ---------------
                                                                           (28,148)         (401,259)          (91,016)
                                                                   ---------------   ---------------   ---------------
                                                                   $       322,810   $      (379,604)  $       186,394
                                                                   ===============   ===============   ===============

A reconciliation of the U.S. Federal Income Tax rate to the effective income tax rate is as follows:

                                                                                 For the Year Ended June 30
                                                                   --------------------------------------------------------
                                                                          1998              1997              1996
                                                                   ----------------  ----------------  -----------------
Federal taxes at graduated rates from 15% to 39%                           34.0%            (34.0)%           12.2%
State taxes                                                                 0.4              (2.3)             7.8
Lower tax rate attributable to foreign sales corporation                   (5.2)               --               --
Other                                                                      (5.9)              9.0               --
                                                                   ------------      ------------      -----------
                                                                           23.3%            (27.3)%           20.0%
                                                                   ============      ============      ===========

Deferred income tax assets and liabilities are classified as current and noncurrent based on the financial reporting classification of the related assets and liabilities which gave rise to the temporary difference. Significant components of the deferred income tax assets and liabilities are as follows:

                                                                                             June 30
                                                                                -----------------------------
                                                                                     1998             1997
                                                                                ------------     ------------
Deferred income tax assets:
    Accounts receivable reserves and inventory costs not
      currently deductible                                                      $    266,063     $    236,684
    Litigation reserves                                                               14,795          193,302
    Other accruals not currently deductible                                           81,766           77,212
                                                                                ------------     ------------
                                                                                     362,624          507,198
Deferred income tax liabilities:
    Depreciation and amortization                                                   (137,763)        (419,047)
                                                                                ------------     ------------
                                                                                     224,861           88,151
Valuation allowance                                                                 (108,562)              --
                                                                                ------------     ------------
         Net deferred income tax assets                                         $    116,299     $     88,151
                                                                                ============     ============


The deferred income tax asset valuation allowance is attributed to U.S. state deferred tax assets. Management believes sufficient uncertainty exists regarding the realizability of these items that a valuation allowance is required. The recording of this allowance during 1998 was due in part to a reassessment of the Company's ability to realize its net deferred tax assets by generating taxable income in certain states.

11. COMMITMENTS AND CONTINGENCIES:

Dentsply Litigation

On April 22, 1998, the Company was served with a complaint in the United States District Court for the Middle District of Pennsylvania by DENTSPLY International, Inc. ("Dentsply") claiming infringement of a Dentsply patent by the Company's manufacturing process to fabricate nickel titanium endodontic (root canal) instruments. The Company has retained counsel to vigorously defend against the Dentsply complaint which it believes to be without merit. The Company has filed defenses which it believes are meritorious. In addition, the Company has filed counterclaims which could result in substantial monetary recovery by the Company, alleging, among other things, that Dentsply is infringing three Company patents, violating the Sherman Antitrust Act, the Lanham Act, and interfering with Company business relationships.

In addition, there is a related arbitration to be held in Tulsa, Oklahoma before the American Arbitration Association which will address issues related to a settled litigation between the Company and an entity subsequently acquired by Dentsply.

Foot Powder Investigation

The Company settled a federal Government investigation of Itch-Away Foot Powder, which the Company manufactured and sold pursuant to contracts with the United States Defense Department. The Company entered into a civil settlement of the matter agreeing to pay the Government $505,000, without interest. The payments are secured by an irrevocable letter of credit obtained by the Company from a bank. The Company made the first payment of $100,000 in August 1997 and the second payment of $101,250 in August 1998 and will make three similar annual payments. In connection with this matter, the Company was fined $350,000, which is payable in five annual installments commencing in January of 1998 and the Company has paid the first installment. Interest is payable at 5.42% per year.


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

12. SETTLEMENT OF PATENT INFRINGEMENT SUIT:

In a prior year, the Company filed suit against two parties in one action for patent infringement. This suit was settled in fiscal 1996 resulting in a gain of $355,560.

13. STOCK OPTIONS:

The Company has an incentive stock option plan that provides for the awarding of options for the purchase of up to 220,000 shares of Common stock (as adjusted for the 10% stock dividend to be issued on September 30, 1998. See
Note 16). Under the plan, options are granted at a price not less than the fair market value at the grant date and become exercisable upon such date. Employee options expire 10 years after the grant date and directors' options expire five years after the grant date. Of the total options authorized for issuance, 129,003 shares have been granted, 102,108 shares have been exercised, and 1,760 shares have been cancelled. As of June 30, 1998, 90,997 options are available for future grants.

The following summarizes information relative to the stock option plan:

                                                                                     Weighted
                                                                  Exercise           Average
                                                                    Price         Exercise Price       Aggregate
                                                Options         (per share)        (per share)         Proceeds
                                          ----------------    ---------------   ----------------    -------------
    Balance as of June 30, 1995                     85,500    $  0.75 -$ 1.00        $  0.79        $      67,475

        Granted                                     17,300               3.00           3.00               51,900
        Exercised                                  (85,850)      0.75 -  3.00           0.93              (79,776)
                                           ---------------    ---------------   ------------        -------------

    Balance as of June 30, 1996                     16,950       0.75 -  3.00           2.34               39,599

        Granted                                      6,475       5.25 -  6.50           6.11               39,588
        Exercised                                     (475)              3.00           3.00               (1,425)
                                           ---------------    ---------------   ------------        -------------

    Balance as of June 30, 1997                     22,950       0.75 -  6.50           3.39               77,762

        Granted                                        --                 --              --                   --
        Exercised                                     (100)              3.00           3.00                 (300)
        Effect of 10% stock dividend on
          options (Note 16)                          2,285                 --             --                   --
                                           ---------------    ----------------  ------------         ------------

    Balance as of June 30, 1998                     25,135    $  0.68 - $5.91        $  3.08        $      77,462
                                           ===============    ===============        =======        =============

The expiration dates for outstanding options at June 30, 1998 range from December 2003 to December 2006, with a weighted average remaining contractual life of 6.8 years.

The following table summarizes information about the stock option plan as of June 30, 1998 based upon the different ranges in exercise prices of the outstanding options and adjusted for the 10% stock dividend to be issued on September 30, 1998 (see Note 16):

                                                                     Weighted
                     Range of                                         Average              Weighted
                     Exercise                                        Remaining             Average
                      Prices                   Options            Exercise Period       Exercise Price
                    (per share)              Outstanding               (years)            (per share)
                    -----------              -----------          ---------------       --------------
                        $0.68                      5,500                 4.5                $ 0.68
                        $2.73                     12,512                 7.0                $ 2.73
                   $ 4.77 - $5.91                  7,123                 8.3                $ 5.55
                                             -----------
                                                  25,135
                                             ===========

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

                                                                    For the Year Ended June 30
                                                      ----------------------------------------------------
                                                            1998               1997              1996
                                                      ---------------    ---------------   ---------------
      Net Income (Loss):
          As reported                                 $    1,061,329    $    (1,008,628)  $       745,139
                                                      ==============    ===============   ===============
          Pro forma                                   $    1,061,329    $    (1,035,363)  $       727,839
                                                      ==============    ===============   ===============
      Basic Earnings (Loss) per
        Common share (Note 16):
          As reported                                 $         0.23     $        (0.22)   $         0.17
                                                      ==============     ==============    ==============
          Pro forma                                   $         0.23     $        (0.23)   $         0.17
                                                      ==============     ==============    ==============
      Diluted Earnings (loss) per Common
       share (Note 16):
          As reported                                 $         0.23     $        (0.22)   $         0.17
                                                      ==============     ==============    ==============
          Pro forma                                   $         0.23     $        (0.23)   $         0.16
                                                      ==============     ==============    ==============

The weighted average fair value of the stock options granted during fiscal 1997 and 1996 was $4.13 and $1.52, respectively. There were no options granted during 1998. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                    1997               1996
                                               -------------      -------------

        Risk-free interest rate                        6.4%               5.9%
        Expected dividend yield                          0%                 0%
        Expected life                               5 years            5 years
        Expected volatility                           80.0%              80.0%

14. CUSTOMER INFORMATION:

The Company's customer base in the Dental Supplies segment consists principally of distributors in the professional dental supply market. The Company's customer base in the Precision Abrasives segment consists principally of large companies in the high-technology industry. During the year ended June 30, 1998, one customer accounted for 11.1% of the Company's total net sales. The Company did not have any customers with net sales in excess of 10% of its total net sales for the years ended June 30, 1997 or 1996.

15. OTHER INCOME, NET:

                                                                   For the Year Ended June 30
                                                     ---------------------------------------------------
                                                            1998              1997              1996
                                                     ---------------   ---------------   ---------------
    Gain on disposition of property and equipment    $        72,000   $            --   $        57,000
    Other income                                              20,993            15,479            24,394
    Other expense                                                 --            (2,830)               --
                                                     ---------------   ---------------   ---------------

                                                     $        92,993   $        12,649   $        81,394
                                                     ===============   ===============   ===============

16. STOCK DIVIDEND:

Subsequent to June 30, 1998, the Company declared a 10% stock dividend to shareholders of record as of September 18, 1998. The dividend will be distributed to shareholders on September 30, 1998. Accordingly, amounts equal to the fair market value (based on the quoted market price) of the additional shares to be issued have been charged to retained earnings and credited to Common stock and additional paid-in capital. Earnings (loss) per Common share, shares used in computing earnings (loss) per Common share and all share and option balances and prices at June 30, 1998 have been restated to reflect this dividend.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Change in Registrant's Certifying Accountant

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

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(1)   Executive Officers of the Company:

         (a) The names, ages and positions with the Company of all of the executive officers of the Company, are as follows:

                        Name             Age       Position with the Registrant
              ---------------------      ---     ------------------------------

              Marvin E. Sternberg*       64      Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer

              Joseph S. Sternberg*       35      Vice President and General
                                                    Counsel

              Mark E. Sternberg*         31      Administrative Vice President

              William Woodhead           61      Secretary/Treasurer

             *Marvin E. Sternberg is Joseph S. Sternberg and Mark E.
              Sternberg's father.

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

             Mr. Joseph Sternberg joined the Company on October 14, 1991, at which time he was named Vice President and Corporate Counsel. Prior to that time he was engaged in the private practice of law. Mr. Sternberg is on the Board of Directors of the American Lung Association of Southeastern Pennsylvania.

             Mr. Mark Sternberg joined Moyco on August 15, 1991, at which time he was named Vice President-Manufacturing Ultralap Division.

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

                     Name             Age      Other Position with Registrant
             -------------------      ---   -----------------------------------

             Marvin E. Sternberg       64   Chairman of the Board, President
                                               and Chief  Executive Officer
             Irvin Paul                68   None
             Marvin Cravetz            61   None
             William Woodhead          61   Secretary/Treasurer

             Dr. Irvin Paul, DDS, has engaged in the practice of Dentistry, with offices in Upper Darby, Pennsylvania, for more than thirty years. Dr. Paul has been a member of Company's Board of Directors since 1974.

             Dr. Marvin Cravetz, DDS, was engaged in the practice of Dentistry, with offices in Hatboro, Pennsylvania, for more than twenty years. Dr. Cravetz has been a member of the Company's Board of Directors since 1974.

             The experience of the other directors is reported under Section 1 of ITEM 10 -- Executive Officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows for fiscal years ended June 30, 1998, 1997 and 1996, the cash compensation, as well as certain other compensation paid to the named executive officers and certain other employees:

                                                          SUMMARY COMPENSATION TABLE

                                                                                 Long-Term Compensation
                                                                            ----------------------------------
                                        Annual Compensation                         Awards          Payouts
                          ----------------------------------------------    ----------------------------------
                                                                                        Securities     Long-
                                                                  Other                   Under-       Term
                                                                 Annual     Restricted     lying    Incentive        All
Name and Principal                                               Compen-       Stock     Options/      Plan         Other
   Position                 Year      Salary          Bonus      sation      Award(s)      SARs       Payouts     Compensation
--------------------        ----   -----------    ----------  -----------    --------      -----      -------     ------------
Marvin E. Sternberg         1998   $   265,000    $      --   $       --    $     --    $    --     $     --     $    3,750
   Chairman of the Board,   1997       270,000           --           --          --         --           --          3,450
   President and CEO        1996       270,000           --           --          --         --           --          3,450

Clarence F. Bartron         1998       128,528           --           --          --         --           --          1,769
   Vice President           1997       131,593           --           --          --         --           --          1,950
   Ultralap Division        1996       131,447           --           --          --         --           --          2,044

Joseph S. Sternberg         1998       103,175           --           --          --         --           --          2,804
   Vice President and       1997        99,210           --           --          --         --           --          2,193
   General Counsel

Mark E. Sternberg           1998       101,775           --           --          --         --           --          2,769
   Administrative Vice      1997        98,850           --           --          --         --           --          2,193
   President

Jerome Lipkin               1998       113,300           --           --          --         --           --          3,007
   Operations Manager       1997       124,880           --           --          --         --           --          2,995
                            1996       112,470        10,000          --          --         --           --          3,587

William Woodhead            1998        90,000           --           --          --         --           --          2,345
   Secretary/               1997        87,830         5,000          --          --         --           --          2,184
   Treasurer                1996        78,200        10,000        4,800         --         --           --          2,550

STOCK OPTIONS

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

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                                                                Number of               Value of
                                                                               Securities              Unexercised
                                                                               Underlying             In-the-Money
                                                                               Unexercised            Options/SARs
                                       Shares                                Options/SARs         At Fiscal Year End
                                    Acquired on             Value         at Fiscal Year End       Exercisable (2)/
            Name                  Exercise (1)(3)       Realized (2)         Exercisable (3)          Unexercisable
-----------------------------     ---------------    -----------------   ---------------------   ------------------
Marvin E. Sternberg                        --        $         --                     --         $           --/--
Joseph S. Sternberg                        --                  --                     --                     --/--
Mark E. Sternberg                          --                  --                  5,500                 17,031/--
William Woodhead                           --                  --                     --                     --/--


(1) Upon exercise of an option, the optionee must pay the exercise price in cash.

(2) Represents the difference between the fair market value of the Common stock underlying the option and the exercise price at exercise, or fiscal year-end, respectively.

(3) As adjusted for the 10% stock dividend to be issued on September 30, 1998. See Note 16 of Notes to Consolidated Financial Statements.

DIRECTORS COMPENSATION

Each non-employee director receives options to purchase 1,000 shares of the Company's Common stock for each meeting attended. The exercise price of these options is equal to the fair market value of the Company's Common stock on the date of grant. All directors who are also employees do not receive any compensation for serving as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) The following table sets forth information as of June 30, 1998 with respect to any person who is known to the Registrant to be the beneficial owner of more than 5% of any class of Registrant's voting securities:

                                                                                   Shares                    Percentage
                                                                                Beneficially                     of
      Title of Class              Name and Address                                  Owned                       Class
      --------------              ----------------                              ------------                 ----------
       Common stock            Marvin E. Sternberg                              2,667,781(1)(2)                 58.6%
                               937 Mt. Pleasant Rd.
                               Bryn Mawr, PA 19010

                               (1) Of these shares 2,649,191 shares are held by Marvin E. Sternberg, legally and beneficially in his own name; 18,590 shares by Susan Sternberg, wife of said
                                   Marvin E. Sternberg, legally and beneficially in her own name.

                               (2) As adjusted for the 10% stock dividend to be issued on September 30, 1998. See
                                   Note 16 of Notes to Consolidated Financial Statements.


 (b) The following table sets forth information, as of June 30, 1998, as to each class of equity securities of the Registrant beneficially owned, directly or indirectly, by all directors and officers of the Registrant, as a group:

                                                                                      Shares              Percentage
                                                                                   Beneficially               of
           Title of Class                Beneficial Owner                            Owned (1)               Class
        -------------------     -----------------------------------            --------------------   -----------------
        Common stock            Marvin E. Sternberg                                    2,667,781           58.6%
        Common stock            Irvin Paul                                                   --              --
        Common stock            Marvin Cravetz                                            11,000            0.2%
        Common stock            William Woodhead                                          11,385            0.2%
        Common stock            Joseph Sternberg                                         182,347            4.0%
        Common stock            Mark Sternberg                                           194,321            4.2%
        Common stock            All Officers and Directors                             3,066,834           61.3%
                                (6 in number)

                              (1) Refer to Footnotes (1) and (2) of previous table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


No director or officer had any material interest, direct or indirect, in any business transaction of the Company during the period July 1, 1997 through June 30, 1998, or in any such proposed transaction.

                                    PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


Financial Statements: The following is a list of the Consolidated Financial
    Statements of the Company and Supplementary data filed as part of
    Item 8 hereof:

    Report of Independent Public Accountants
    Consolidated Balance Sheets --June 30, 1998 and 1997
    Consolidated Statements of Operations -- For the Years Ended June 30,
     1998, 1997 and 1996
    Consolidated Statements of Shareholders' Equity -- For the Years Ended
     June 30, 1998, 1997 and 1996
    Consolidated Statements of Cash Flows -- For the Years Ended June 30,
     1998, 1997 and 1996
    Notes to Consolidated Financial Statements

 Financial Statement Schedules: Included in Part IV of this report.

    For the Years Ended June 30, 1998, 1997 and 1996 -- Schedule II --
       Valuation and Qualifying Accounts

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

 Reports On Form 8-K:

     1. The Company filed a Form 8-K on April 22, 1998 regarding the settlement of its litigation with Cabot Corporation.

     2. The Company filed a Form 8-K on April 23, 1998 regarding a patent infringement complaint filed by Dentsply International, Inc. relating to the Company's manufacturing process to fabricate nickel titanium endodontic (root canal) instruments.

     3. The Company filed a Form 8-K on May 26, 1998 regarding (i) its stock buy-back program (ii) current status of Dentsply International, Inc. litigation and (iii) its current financial information.

     4. The Company filed a Form 8-K on September 4, 1998 regarding its 10% stock dividend, as well as certain issues relating its compliance with certain NASDAQ requirements.

                           MOYCO TECHNOLOGIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                    FOR THE THREE YEARS ENDED JUNE 30, 1998


      Column A                 Column B                  Column C                   Column D          Column E
--------------------       --------------  -----------------------------------  ----------------   -------------
                                                         Additions
                                           -----------------------------------
                              Balance at        Charged            Charged                           Balance at
                               Beginning          to              to Other                             End of
                               of Period        Expense           Accounts       Deductions (1)        Period
                           --------------  ---------------   -----------------   --------------    ------------
Accounts receivable
   reserves:
     June 30, 1998         $     251,330   $        47,290   $           --     $         30,879   $    267,741
                           =============   ===============   ===============    ================   ============

     June 30, 1997         $      78,990   $       152,245   $        57,065 (2)$         36,970   $    251,330
                           =============   ===============   ===============    ================   ============

     June 30, 1996         $      78,990   $           --    $           --     $            --    $     78,990
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

                                           MOYCO TECHNOLOGIES, INC.

Dated:  September 28, 1998                 BY:   /s/Marvin E. Sternberg
                                              ---------------------------------
                                              Marvin E. Sternberg
                                              Chairman of the Board, President
                                              and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Marvin E. Sternberg                               Dated:  September 28, 1998
-----------------------------------------------
Marvin E. Sternberg
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer) and Director


/s/William Woodhead                                  Dated:  September 28, 1998
-----------------------------------------------
William Woodhead
Secretary/Treasurer, Principal Financial Officer
and Principal Accounting Officer and Director


/s/Marvin Cravetz, DDS                               Dated:  September 28, 1998
-----------------------------------------------
Marvin Cravetz, DDS
Director