Form 10-Q
period 1998-09-30
MOYCO TECHNOLOGIES INC
filed 1998-11-13
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                           Commission File No. 0-4123

                            MOYCO TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                    23-1697233
----------------------------------           ----------------------------
  (State or other jurisdiction             (IRS Employer Identification Number)
of incorporation or organization)

200 Commerce Drive
Montgomeryville, Pennsylvania                                      18936
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

(Registrant's telephone number, including area code:)        (215) 855-4300
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

                          YES    X       NO
                              --------       -----------


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 2, 1998: 4,549,974 shares of common stock, par value $.005 per share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                            MOYCO TECHNOLOGIES, INC.


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                    September 30,    June 30,
                                                        1998           1998
                                                    ------------   ------------
                             ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $  1,521,399   $  1,486,554
   Marketable securities                                 185,904        185,904
   Accounts receivable, net of reserves of
    $267,741                                           2,289,198      2,504,645
   Other receivables                                      15,585         71,531
   Inventories, estimated (Notes 2 and 4)              4,569,175      4,335,174
   Deferred income taxes                                 221,856        257,305
   Prepaid taxes                                         231,786           --
   Prepaid expenses                                       37,230         42,026
                                                    ------------   ------------

              Total current assets                     9,072,133      8,883,139
                                                    ------------   ------------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                  602,433        602,433
   Buildings and improvements                          4,587,511      4,587,511
   Machinery and equipment                             5,814,073      5,751,307
   Furniture and fixtures                                842,968        840,413
   Automotive equipment                                  139,630        139,630
                                                    ------------   ------------

                                                      11,986,615     11,921,294
   Less- Accumulated depreciation and amortization    (6,066,746)    (5,885,594)
                                                    ------------   ------------

              Net property, plant and equipment        5,919,869      6,035,700
                                                    ------------   ------------

OTHER ASSETS:
   Goodwill, less accumulated amortization of
      $67,611 and $59,734                                405,009        412,886
   Other                                                 368,049        408,187
                                                    ------------   ------------

              Total other assets                         773,058        821,073
                                                    ------------   ------------

                                                    $ 15,765,060   $ 15,739,912
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                            MOYCO TECHNOLOGIES, INC.


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                   (Continued)

                                                                               September 30,          June 30,
                                                                                   1998                 1998
                                                                               -------------          --------
              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit                                                            $        900,000    $            --
   Current portion of long-term debt                                                  975,064             988,518
   Accounts payable                                                                   779,816           1,323,170
   Income taxes payable                                                                   --              245,326
   Accrued expenses                                                                   911,471             750,672
                                                                             ----------------    ----------------

              Total current liabilities                                             3,566,351           3,307,686
                                                                             ----------------    ----------------

OTHER LONG-TERM LIABILITIES                                                           370,000             465,000
                                                                             ----------------    ----------------

LONG-TERM DEBT                                                                      5,737,791           5,946,251
                                                                             ----------------    ----------------

DEFERRED INCOME TAXES                                                                 128,065             141,006
                                                                             ----------------    ----------------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.005 par value, 2,500,000
      shares authorized, none issued and outstanding                                       --                  --
   Common stock, $.005 par value, 15,000,000
      shares authorized, 5,205,547 shares issued                                       26,028              26,028
   Additional paid-in capital                                                       5,103,443           5,103,443
   Retained earnings                                                                  975,842             883,896

   Less- Treasury stock of 655,573 and 653,923 shares
     at cost                                                                         (142,460)           (133,398)
                                                                             ----------------    ----------------

              Total shareholders' equity                                            5,962,853           5,879,969
                                                                             ----------------    ----------------

                                                                             $     15,765,060    $     15,739,912
                                                                             ================    ================



        The accompanying notes are an integral part of these statements.

                            MOYCO TECHNOLOGIES, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                 For the
                                                                                           Three Months Ended
                                                                                              September 30
                                                                                     ------------------------------
                                                                                         1998             1997
                                                                                     -----------        -----------

NET SALES                                                                            $ 3,539,927        $ 3,585,511

COST OF GOODS SOLD                                                                     2,068,886          2,044,653
                                                                                     -----------        -----------

              Gross profit                                                             1,471,041          1,540,858

OPERATING EXPENSES:
     Sales and marketing                                                                 548,891            580,948
     Research and development                                                             15,114            186,929
     General and administrative                                                          616,002            717,354
                                                                                     -----------        -----------

              Income from operations                                                     291,034             55,627

INTEREST EXPENSE, net                                                                   (156,149)          (181,793)

OTHER INCOME, net                                                                         12,457              1,025
                                                                                     -----------        -----------

              Income (loss)  before taxes                                                147,342           (125,141)

INCOME TAX (EXPENSE) BENEFIT                                                             (55,396)            68,493
                                                                                     -----------        -----------
NET INCOME (LOSS)                                                                    $    91,946        $   (56,648)
                                                                                     ===========        ===========
BASIC EARNINGS (LOSS) PER COMMON SHARE (Note 3)                                      $       .02        $      (.01)
                                                                                     ===========        ===========
SHARES USED IN COMPUTING BASIC EARNINGS (LOSS) PER COMMON SHARE (Note 3)               4,550,553          4,552,174
                                                                                     ===========        ===========
DILUTED EARNINGS (LOSS) PER COMMON SHARE (Note 3)                                    $       .02        $      (.01)
                                                                                     ===========        ===========
SHARES USED IN COMPUTING DILUTED EARNINGS (LOSS) PER COMMON SHARE (Note 3)             4,556,446          4,552,174
                                                                                     ===========        ===========




        The accompanying notes are an integral part of these statements.

                            MOYCO TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       For the
                                                                  Three Months Ended
                                                                     September 30
                                                             --------------------------
                                                                 1998             1997
                                                             -----------    -----------
OPERATING ACTIVITIES:
    Net income (loss)                                        $    91,946    $   (56,648)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities-
        Depreciation and amortization                            191,949        194,605
        Deferred income taxes                                     22,508         (1,716)
    (Increase) decrease in-
      Accounts receivable                                        215,447       (182,116)
      Other receivables                                           55,946           --
      Inventories                                               (234,001)      (340,925)
      Prepaid taxes and expenses                                (226,990)       (15,689)
      Other assets                                                37,218           (559)
    Increase (decrease) in-
      Accounts payable                                          (543,354)       157,794
      Income taxes payable                                      (245,326)          --
      Reserve for litigation settlements                         (95,000)      (169,750)
      Other accrued expenses                                     160,799         75,882
                                                             -----------    -----------

              Net cash used in operating activities             (568,858)      (339,122)
                                                             -----------    -----------

INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                   (65,321)       (38,334)
                                                             -----------    -----------

              Net cash used in investing activities              (65,321)       (38,334)
                                                             -----------    -----------

FINANCING ACTIVITIES:
    Net borrowings (repayments) under lines of credit            900,000       (625,000)
    Proceeds from long-term debt                                    --        1,600,000
    Payments of long-term debt                                  (221,914)      (338,761)
    Purchase of Common stock for treasury                         (9,062)          --
                                                             -----------    -----------

              Net cash provided by financing activities          669,024        636,239
                                                             -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         34,845        258,783

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 1,486,554      1,454,083
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 1,521,399    $ 1,712,866
                                                             ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                            $    94,791    $   159,064
                                                             ===========    ===========

    Income taxes paid                                        $   510,000    $      --
                                                             ===========    ===========

        The accompanying notes are an integral part of these statements.

                            MOYCO TECHNOLOGIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

                                   (Unaudited)


1.       THE COMPANY:

Moyco Technologies, Inc. and subsidiaries (the "Company") operates in two business segments: Dental Supplies and Precision Abrasives. The Dental Supplies segment involves the manufacturing, marketing and distributing of dental supplies, such as waxes, abrasives, medicaments, dental mirrors, endodontic (root canal) instruments, materials and equipment, sundry dental items, hand instruments, sterilization items, as well as the repacking of other dental products for the professional dental market. The Precision Abrasives segment involves the manufacturing of commercial coated abrasives, precision submicron coated abrasives, slurries (wet abrasives) and polishing agents. These products are used for various applications and industries, including but not limited to, fiber optics, lapidary, nail files, dentistry, plastics and woods, semiconductor manufacturing and other high-tech manufacturing procedures which require extremely fine abrasive films and/or slurries to achieve consistently uniform polishing results.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998, the results of operations and the cash flows for the three months ended September 30, 1998 and 1997. While management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K.

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

Statements of Cash Flows

For the purpose of determining cash flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at September 30, 1998 consist of certificates of deposit and an investment in a money market account. Interest income earned on the investment of cash was $15,085 and $10,807 for the three months ended September 30, 1998 and 1997, respectively.

Marketable Securities

Investments in marketable securities are categorized as either trading, available-for-sale, or held-to-maturity. At September 30, 1998, marketable securities consisted of certificates of deposit with contractual maturities of less than one year which are being held to maturity. The certificates of deposit are stated at amortized cost.

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

Goodwill

Goodwill represents the excess of the purchase price of the Thompson Dental Manufacturing Co., Inc. acquisition over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Amortization expense was $7,877 for the three months ended September 30, 1998 and 1997, respectively. The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to its net realizable value. As of September 30, 1998, no such write-down was required.

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

Earnings (loss) per Common Share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which supersedes Accounting Principles Board Opinion No.
15. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic earnings (loss) per share, which replaces primary earnings (loss) per share, is calculated by dividing net income
(loss) available to Common shareholders by the weighted average number of Common shares outstanding for the period. Diluted earnings (loss) per share, which replaces fully diluted earnings (loss) per share, reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options.

The Company was required to and did adopt SFAS No. 128 during the period ended December 31, 1997, as earlier application was not permitted. As required by SFAS No. 128, all prior-period earnings (loss) per Common share data has been restated to conform with the provisions of this statement.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per Common share computations. All share, per share, options to purchase shares, and option exercise prices per share have been adjusted to reflect the 10% stock dividend issued on September 30, 1998 (see Note 3):

                                                       For the Three Months Ended September 30
                             -------------------------------------------------------------------------------------------
                                                  1998                                            1997
                             ---------------------------------------------   -------------------------------------------

                                 Income          Shares          Per Share        Loss            Shares        Per Share
                               (Numerator)    (Denominator)       Amount       (Numerator)     (Denominator)     Amount
                               -----------    -------------       ------       -----------     -------------     ------
Basic earnings (loss)
   per Common share
     Net income (loss)         $  91,946       4,550,553         $  0.02      $ (56,648)        4,552,174       $  (0.01)
                                                                 =======                                        ========

Effect of dilutive
   securities
     Stock options                   --            5,893                            --                --
                             -----------    ------------                     ----------      -----------

Diluted earnings (loss)
   per Common share

     Net income (loss)
       and assumed
       conversions             $  91,946       4,556,446         $  0.02      $ (56,648)        4,552,174       $  (0.01)
                               =========    ============         =======      =========      ============       ========

Options to purchase 7,122 shares of Common stock with an average exercise price per share of $5.56 were outstanding during the three months ended September 30, 1998, but were not included in the computation of diluted earnings per Common share because the options' exercise prices were greater than the average market price of the Common shares during the period. The options which expire at various times through October 2006, were still outstanding as of September 30, 1998. Options to purchase 25,245 shares of Common stock with an average exercise price of $3.08 were outstanding during the three months ended September 30, 1997, but were not included in the computation of diluted loss per Common share because the Company had a net loss for the period and all outstanding options would have been anti-dilutive.

Revenue Recognition

The Company recognizes revenue upon the shipment of its products.

Advertising Costs

Advertising costs are charged to expense as incurred. The amounts charged to sales and marketing expense on the accompanying consolidated statements of operations.

Long-Lived Assets

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective July 1, 1996. SFAS No. 121 requires that long-lived assets to be held and used or disposed of by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. As of September 30, 1998, management has evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

Recent Accounting Pronouncements

Effective with the first quarter of fiscal 1999, the Company was subject to the provisions of SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 had no impact on the Company's financial statements as the Company does not have any "comprehensive income" type earnings (losses).

3.       STOCK DIVIDEND:

During the three months ended September 30, 1998, the Company declared a 10% stock dividend to shareholders of record as of September 18, 1998. The new shares were distributed to shareholders on September 30, 1998. Accordingly, amounts equal to the fair market value (based on the quoted market price) of the additional shares issued were charged to retained earnings and credited to Common stock and additional paid-in capital effective June 30, 1998, and as disclosed in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998. Earnings (loss) per Common share, shares used in computing earnings (loss) per Common share and all share and option balances and prices have been restated to reflect the 10% stock dividend.

4.       INVENTORIES:

                                           September 30,          June 30,
                                               1998                 1998
                                         ----------------     ---------------

       Raw materials and supplies        $      1,726,446     $     1,638,030
       Work-in-process                          1,788,644           1,697,043
       Finished goods                           1,054,085           1,000,101
                                         ----------------     ---------------

                                         $      4,569,175     $     4,335,174
                                         ================     ===============

5.       ACCRUED EXPENSES:

                                               September 30,         June 30,
                                                    1998               1998
                                               ------------       ------------

Compensation and related benefits              $    227,149       $    247,377
Reserve for litigation (Note 9 )                    171,000            171,000
Other                                               513,322            332,295
                                               ------------       ------------

                                               $    911,471       $    750,672
                                               ============       ============

6.       LINE OF CREDIT:

The Company has a line of credit with a bank under which it may borrow up to $3,000,000 through December 31, 1998, subject to renewal. Borrowings under the line bear interest at prime (8.5% at September 30, 1998) and are secured by all assets of the Company. In addition, the Company has an additional convertible line of credit with the same bank to finance legal fees and related expenses under which it may borrow up to $500,000. Repayments on the line will be made in monthly installments based upon the then outstanding amount with the final payment due September 2003. Borrowings under the line bear interest at prime (8.5% at September 30, 1998) and are secured by a note. There were no outstanding balances on these lines at September 30, 1998.

Thompson Dental Manufacturing Co., Inc., a subsidiary of the Company, is a guarantor and surety of borrowings under these credit facilities.

7.       LONG-TERM DEBT:

                                                                September 30,         June 30,
                                                                    1998               1998
                                                                -------------         --------
     Note payable to bank in monthly installments
          of $36,667, plus interest at prime minus
          .05%, through April 1, 2003. (Interest rate
          not to exceed 8.45% or be below 8.20%)                $ 2,374,090         $ 2,564,330

     Mortgage payable to bank in monthly
          installments of $14,950, including interest at
          9.25% for five years and at prime plus 1% for
          the remaining term, through  May 1, 2010                1,289,956           1,294,583

     Note payable with quarterly interest-only
          payments through 1996, thereafter, payable
          in 20 equal quarterly payments including
          principal and interest at prime. (Interest
          rate not to exceed 10% or be below 8%)
          Subordinated to prime lender                              975,000             975,000


                                                                September 30,         June 30,
                                                                    1998               1998
                                                                -------------         --------

      Mortgage payable to municipal authority in
          monthly installments of $6,371, including
          interest at 2%, through July 1, 2010                  $   800,326         $   804,998

      Mortgage payable to bank in monthly installments
          of $5,053, including interest at 8.75% for
          five years and at prime plus 1% for the
          remaining term, through December 1, 2009                  436,777             438,522

      Mortgage payable to municipal authority in monthly
          installments of $1,952, including interest at
          2%, through April 1, 2010                                 223,740             238,828

      Mortgage payable to bank in monthly installments
          of $6,569, including interest at 85% of prime
          (not to exceed 15% or be below 8.5%), through
          August 2001                                               194,773             199,455

      Mortgage payable to bank in monthly installments
          of $2,543, including interest at prime plus
          1.5%, through December 1, 2011                            229,664             230,524

      Capital lease obligation payable in monthly
          installments of $1,148, including interest at
          prime plus 2%, through March 2002                          28,432              28,432

      Capital lease obligation payable in monthly
          installments of $4,843, including interest at
          prime plus 2%, through December 2001                      160,097             160,097
                                                                -----------         -----------

                                                                  6,712,855           6,934,769

      Less- Current portion                                        (975,064)           (988,518)
                                                                -----------         -----------

                                                                $ 5,737,791         $ 5,946,251
                                                                ===========         ===========


Substantially all of the Company's assets are pledged as collateral for the long-term debt. In addition, the two mortgages payable to municipal authorities are collateralized by an aggregate of $150,000 in standby letters of credit.

As of September 30, 1998, long-term debt matures as follows:


                  1999                               $     975,064
                  2000                                     996,442
                  2001                                     985,243
                  2002                                     681,325
                  2003                                     600,294
                  Thereafter                             2,474,487
                                                     -------------

                                                     $   6,712,855
                                                     =============

8.       BUSINESS SEGMENTS:

The Company operates in two business segments: Dental Supplies and Precision Abrasives. See Note 1 for description of the Company's business segments.

Financial information for each business segment for the three months ended September 30, 1998 and 1997 is as follows:

                                                 1998           1997
                                             -----------   -----------

Net Sales:
   Domestic and U.S. government customers-
      Dental Supplies                        $ 2,219,423   $ 2,026,339
      Precision Abrasives                        698,843       950,494
   International customers-
      Dental Supplies                            384,812       421,938
      Precision Abrasives                        236,849       186,740
                                             -----------   -----------

                                             $ 3,539,927   $ 3,585,511
                                             ===========   ===========
Operating income (loss):
      Dental Supplies                        $    57,355   $   245,231
      Precision Abrasives                        233,679      (189,604)
                                             -----------   -----------

                                             $   291,034   $    55,627
                                             ===========   ===========
Depreciation and amortization:
      Dental Supplies                        $   127,807   $   128,225
      Precision Abrasives                         64,142        66,380
                                             -----------   -----------

                                             $   191,949   $   194,605
                                             ===========   ===========
Capital expenditures:
      Dental Supplies                        $    30,989   $    22,410
      Precision Abrasives                         34,332        15,924
                                             -----------   -----------

                                             $    65,321   $    38,334
                                             ===========   ===========

9.       COMMITMENTS AND CONTINGENCIES:

Dentsply Litigation

On April 22, 1998, the Company was served with a complaint in the United States District Court for the Middle District of Pennsylvania by DENTSPLY International, Inc. ("Dentsply") claiming infringement of a Dentsply patent by the Company's manufacturing process to fabricate nickel titanium endodontic (root canal) instruments. The Company has retained counsel to vigorously defend against the Dentsply complaint which it believes to be without basis. The Company has filed defenses which it believes meritorious. In addition, the Company has filed counterclaims alleging, among other things, that Dentsply is infringing three Company patents, violating the Sherman Antitrust Act, the Lanham Act, and interfering with the Company's business relationships.

In addition, there is a related arbitration to be held in Tulsa, Oklahoma before the American Arbitration Association which will address issues related to a settled litigation between the Company and an entity subsequently acquired by Dentsply.

Foot Powder Investigation

The Company has settled the Government investigation of Itch-Away Foot Powder which the Company manufactured and sold pursuant to contracts with the United States Defense Department. The Company entered into a civil settlement of the matter agreeing to pay the Government a total of $505,000, without interest. These payments are secured by an irrevocable letter of credit obtained by the Company from a bank. The Company made the first payment of $100,000 in August of 1997 and the second payment of $101,250 in August of 1998 and will make three similar annual payments. In connection with this matter, the Company was fined $350,000 which is payable in five annual installments commencing in January of 1998 and the Company has paid the first installment. Interest is payable at 5.42% per annum and is due at the end of the fiscal year payout.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology such as, "may," "will," "expect," "anticipate," "intend," "plan," "project," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to (i) competition within the Company's industries; (ii) changes in the economics of dentistry, including consolidation, reduced growth in expenditures by private dental insurance plans, and the effects of healthcare reform, which may affect future per capita expenditures for dental services and the ability of dentists to invest in or obtain reimbursement for the use of dental products;
(iii) the effect of economic conditions; (iv) supply risks, including shortages and increases in the costs of key raw materials; (v) dependence on the services of the Company's executive officers, and other key operations and technical personnel; and (vi) legal proceedings. (See discussion of legal proceedings in Part I, Item 1, Footnote No. 9, to the Consolidated Financial Statements of this Form 10-Q.)

Overview

The Company recorded net income of $91,946 for the three months ended September 30, 1998 compared to a loss of $56,648 for the three months ended September 30, 1997. The improved operating results reflect a decrease in operating expenses due to lower professional and legal fees incurred in the three months ended September 30, 1998 compared to the three months ended September 30, 1997 and substantially higher research and development costs incurred in prior year to refine the Company's chemical mechanical planarization ("CMP") slurry products.

Summary

The following table sets forth for the periods indicated the Company's key financial information by segment.

                                          For the Three Months Ended
                                                 September 30
                                      -----------------------------------
                                           1998                   1997
                                      --------------       --------------
Net Sales:
     Dental Supplies                  $    2,604,235       $    2,448,277
     Precision Abrasives                     935,692            1,137,234
                                      --------------       --------------
                                      $    3,539,927       $    3,585,511
                                      ==============       ==============
Gross Profit:
     Dental Supplies                  $    1,178,070       $    1,101,788
     Precision Abrasives                     292,971              439,070
                                      --------------       --------------
                                      $    1,471,041       $    1,540,858
                                      ==============       ==============

Operating Income (Loss):
     Dental Supplies                  $       57,355       $      245,231
     Precision Abrasives                     233,679             (189,604)
                                      --------------       --------------
                                      $      291,034       $       55,627
                                      ==============       ==============

Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended
   September 30, 1997

Results of Operations

Net sales for the three months ended September 30, 1998 decreased $45,584 from the three months ended September 30, 1997. Net sales in the Dental Supplies segment increased $155,958 primarily due to increased sales of the Company's proprietary and patented endodontic instruments. Net sales in the Precision Abrasives segment decreased $201,542 from $1,137,234 for the three months ended September 30, 1997 to $935,692 for the three months ended September 30, 1998 primarily as a result of the sale of the Company's CMP product line for the electronics industry on December 31, 1997 and the introduction of a new sales, marketing and growth strategy which has led to a reevaluation of target customers and thus a temporary decrease in net sales. Management believes this new strategy will increase net sales in the future.

Gross profit for the three months ended September 30, 1998 decreased $69,817 from the three months ended September 30, 1997. Gross profit in the Dental Supplies segment increased $76,282 from $1,101,788 (45.0% of Dental Supplies net sales) for the three months ended September 30, 1997 to $1,178,070 (45.2% of Dental Supplies net sales) for the three months ended September 30, 1998. Gross profit in the Precision Abrasives segment decreased from $439,070 (38.6% of Precision Abrasives net sales) for the three months ended September 30, 1997 to $292,971 (31.3% of Precision Abrasives net sales) for the three months ended September 30, 1998. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the product mix offered by the Company.

Sales and marketing expenses decreased $32,057 from $580,948 (16.2% of net sales) for the three months ended September 30, 1997 to $548,891 (15.5% of net sales) for the three months ended September 30, 1998 primarily as a result of lower sales commissions. General and administrative expenses decreased $101,352 from $717,354 (20.0% of net sales) to $616,002 (17.4% of net sales) due to lower professional and legal fees incurred in the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The Company believes it will incur significant costs, which the Company is unable to estimate due to the nature of litigation, related to the Dentsply litigation for the forseeable future that will have a material adverse effect on the Company's consolidated financial position and results of operations. (See discussion of legal proceedings in Part I, Item 1, Footnote No. 9, to the consolidated financial statements of this Form 10-Q.) Research and development expenses decreased $171,815 due to substantially higher research and development costs incurred in the three months ended September 30, 1997 to refine the Company's CMP slurry products.

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

Net cash of $568,858 was used in operating activities in the three months ended September 30, 1998. Net cash of $339,122 was used in operating activities in the three months ended September 30, 1997. The increasing use of cash between periods was a result of the timing of payments to vendors and taxing authorities, offset by increased income and the timing of accounts receivable collections.

Expenditures for property, plant and equipment totaled $65,321 for the three months ended September 30, 1998 and $38,334 for the three months ended September 30, 1997.

Proceeds received from long-term debt were $1,600,000 for the three months ended September 30, 1997. During the three months ended September 30, 1997, the Company refinanced a portion of its line of credit with long-term debt with a bank. For the three months ended September 30, 1998 and 1997, the Company made payments on long-term debt of $221,914 and $338,761, respectively.

The Company has a commitment for a $3,000,000 line of credit with a bank which will expire on December 31, 1998, subject to renewal. Management intends to renew the line of credit under similar terms and conditions. The line of credit bears interest at the prime rate and is secured by substantially all of the Company's assets. In addition, the Company has an additional convertible line of credit with the same bank to finance legal fees and related expenses under which it may borrow up to $500,000. Repayments on the line will be made in monthly installments based upon the then outstanding amount with the final payment due September 2003. Borrowings under the line bear interest at prime and are secured by a note.

Subsequent to September 30, 1998, the Company re-financed certain of its mortgages and loans to secure more favorable terms and interest rates.

The Company expects to spend approximately $300,000 in fiscal 1999 on capital expenditures, primarily for new office computer equipment and dental instrument manufacturing equipment. In addition, the Company is obligated to pay $583,750 over four years relating to the settlement of the foot powder matter, and expects to spend significant funds on the Dentsply litigation. (See discussion of legal proceedings in Part I, Item 1, Footnote No. 9, to the consolidated financial statements of this Form 10-Q.) The Company anticipates that sufficient cash will be generated from operations to fund these payments and expenditures and, to the extent they are not, they will be funded using the Company's credit facilities.

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

I.   Background

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

II.  Readiness Efforts

The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information and non-information systems technology. The Company has reviewed its existing information and non-information systems technology and they either correctly define the year field in its programs with four digits or will be replaced before Year 2000 issues will arise.

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

III.     Current Status

The expected completion date of the review of vendors' systems is June 1999.

The expected completion date of the review of customer systems is September
1999.

IV.  Costs

Historical and estimated costs directly related to Year 2000 issue remediation at the Company have been and are expected to be immaterial as the Company's systems have been and will be upgraded on a normal replacement schedule with only immaterial opportunity costs of Company personnel to ensure new systems and third parties are Year 2000 compliant.

V.   Risk Assessment

Based upon current information related to the progress of its major vendors and service providers, management has determined that the Year 2000 issue will not pose significant operational problems for its computer systems. This determination is based on the ability of those vendors and service providers to renovate, in a timely manner, the products and services on which the Company's systems rely. However, the Company can give no guarantees that the systems of these suppliers will be timely renovated.

The Company is developing in 1999, contingency plans to address third party Year 2000 risks, realizing that some disruption may occur despite its best efforts. The Company is in the process of developing those contingency plans for each critical system in the event that one or more of these systems fail.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings


Reference is made to Part I, Item 1, Footnote No. 9 to the Consolidated Financial Statements of this Form 10-Q for the appropriate information concerning the Company's legal proceedings.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      The following is a list of exhibits filed as part of the Form 10-Q.

               27.0 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

(b)      Reports on Form 8-K

               1. The Company filed a Form 8-K on September 4, 1998, announcing a ten percent (10%) stock dividend on all shares of common stock outstanding of record September 18, 1998.

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

                                   MOYCO TECHNOLOGIES, INC.

Dated:  November 13, 1998          BY: /s/ Marvin E. Sternberg

                                       -----------------------------------------
                                       Marvin E. Sternberg
                                       Chairman of the Board, President
                                       and Chief Executive Officer
                                       (Principal Executive
                                       Officer) and Director


Dated:  November 13, 1998          BY: /s/William G. Woodhead
                                       -----------------------------------------
                                       William G. Woodhead
                                       Secretary/Treasurer, Principal Financial
                                       Officer and Principal Accounting
                                       Officer and Director