Form 10-Q
period 1998-12-31
MOYCO TECHNOLOGIES INC
filed 1999-02-12
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

Indicate the number of shares outstanding of each of the registrant's classes of Common stock as of February 8, 1999: 4,547,774 shares of Common stock, par value $.005 per share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                           December 31,            June 30,
                                                               1998                  1998
                                                           ------------          ------------
                             ASSETS
                             ------

CURRENT ASSETS:
   Cash and cash equivalents                               $  1,235,554          $  1,486,554
   Marketable securities                                        185,904               185,904
   Accounts receivable, net of reserves of
     $267,741                                                 2,478,357             2,504,645
   Other receivables                                               --                  71,531
   Inventories, estimated (Notes 2 and 4)                     4,705,343             4,335,174
   Deferred income taxes                                        219,729               257,305
   Prepaid taxes                                                273,437                  --
   Prepaid expenses                                              90,472                42,026
                                                           ------------          ------------

              Total current assets                            9,188,796             8,883,139
                                                           ------------          ------------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                         602,433               602,433
   Buildings and improvements                                 4,590,836             4,587,511
   Machinery and equipment                                    6,104,431             5,751,307
   Furniture and fixtures                                       653,813               840,413
   Automotive equipment                                         139,630               139,630
                                                           ------------          ------------

                                                             12,091,143            11,921,294
   Less- Accumulated depreciation and amortization           (6,246,706)           (5,885,594)
                                                           ------------          ------------

              Net property, plant and equipment               5,844,437             6,035,700
                                                           ------------          ------------

OTHER ASSETS:
   Goodwill, less accumulated amortization of
      $75,488 and $59,734                                       397,132               412,886
   Other                                                        309,336               408,187
                                                           ------------          ------------

              Total other assets                                706,468               821,073
                                                           ------------          ------------

                                                           $ 15,739,701          $ 15,739,912
                                                           ============          ============


        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                   (Continued)



                                                               December 31,            June 30,
                                                                   1998                  1998
                                                               ------------          ------------
              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES:
   Line of credit                                              $  1,000,000          $       --
   Current portion of long-term debt                                665,979               988,518
   Accounts payable                                               1,284,417             1,323,170
   Income taxes payable                                                --                 245,326
   Accrued expenses                                                 592,071               750,672
                                                               ------------          ------------

              Total current liabilities                           3,542,467             3,307,686
                                                               ------------          ------------

OTHER LONG-TERM LIABILITIES                                         370,000               465,000
                                                               ------------          ------------

LONG-TERM DEBT                                                    5,877,822             5,946,251
                                                               ------------          ------------

DEFERRED INCOME TAXES                                               115,399               141,006
                                                               ------------          ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.005 par value, 2,500,000
      shares authorized, none issued and outstanding                   --                    --
   Common stock, $.005 par value, 15,000,000
      shares authorized, 5,205,547 shares issued                     26,028                26,028
   Additional paid-in capital                                     5,103,443             5,103,443
   Retained earnings                                                852,740               883,896
   Less- Treasury stock of 657,773 and 653,923 shares,
      at cost                                                      (148,198)             (133,398)
                                                               ------------          ------------

              Total shareholders' equity                          5,834,013             5,879,969
                                                               ------------          ------------

                                                               $ 15,739,701          $ 15,739,912
                                                               ============          ============





        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              For the                          For the
                                                         Three Months Ended                Six Months Ended
                                                             December 31                      December 31
                                                  --------------------------------------------------------------
                                                       1998            1997             1998            1997
                                                  ------------    ------------     -------------   -------------

NET SALES                                         $  3,775,659    $  4,208,407     $   7,315,586   $   7,793,918

COST OF GOODS SOLD                                   2,220,449       2,395,499         4,289,335       4,440,152
                                                  ------------    ------------     -------------   -------------

              Gross profit                           1,555,210       1,812,908         3,026,251       3,353,766

OPERATING EXPENSES:
   Sales and marketing                                 687,801         718,624         1,236,692       1,299,572
   Research and development                              9,711         791,825            24,825         978,754
   General and administrative                          959,406         769,976         1,575,408       1,487,330
                                                  ------------    ------------     -------------   -------------

           Income (loss) from operations              (101,708)       (467,517)          189,326        (411,890)

INTEREST EXPENSE, net                                 (115,787)       (134,545)         (271,936)       (316,338)

GAIN ON SALE OF CMP BUSINESS                               --        1,660,483               --        1,660,483

GAIN ON SALE OF PARTICLE DISPERSION
   TECHNOLOGY                                              --          223,000               --          223,000

OTHER INCOME, net                                       42,204          19,602            54,661          20,627
                                                  ------------    ------------     -------------   -------------

           Income (loss) before taxes                 (175,291)      1,301,023           (27,949)      1,175,882

INCOME TAX BENEFIT (EXPENSE)                            52,189        (462,146)           (3,207)       (393,653)
                                                  ------------    ------------     -------------   -------------

NET INCOME (LOSS)                                 $   (123,102)   $    838,877     $     (31,156)  $     782,229
                                                  ============    ============     =============   =============

BASIC EARNINGS (LOSS) PER COMMON SHARE
   (Note 3)                                       $       .(03)   $        .18     $        (.01)  $        .17
                                                  ============    ============     =============   =============

SHARES USED IN COMPUTING BASIC EARNINGS (LOSS)
   PER COMMON SHARE (Note 3)                         4,548,964       4,552,174         4,549,768      4,552,174
                                                  ============    ============     =============   ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE
   (Note 3)                                       $       (.03)   $        .18     $        (.01)  $        .17
                                                  ============    ============     =============   ============

SHARES USED IN COMPUTING DILUTED EARNINGS
   (LOSS) PER COMMON SHARE (Note 3)                  4,548,964       4,563,705         4,549,768      4,563,481
                                                  ============    ============     =============   ============



        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       For the
                                                                                  Six Months Ended
                                                                                     December 31
                                                                          --------------------------------
                                                                              1998                 1997
                                                                          -----------          -----------
OPERATING ACTIVITIES:
    Net income (loss)                                                     $   (31,156)         $   782,229
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities-
        Depreciation and amortization                                         382,705              392,257
        Deferred income tax provision                                          11,969               24,141
        Gain on sale of CMP business                                             --             (1,660,483)
        Gain on sale of particle dispersion technology                           --               (223,000)
    (Increase) decrease in-
        Accounts receivable                                                    26,288             (318,621)
        Other receivables                                                      71,531             (774,703)
        Inventories                                                          (370,169)            (540,306)
        Prepaid taxes and expenses                                           (321,883)              98,190
        Other assets                                                           93,012               (7,279)
    Increase (decrease) in-
        Accounts payable                                                      (38,753)             106,282
        Income taxes payable                                                 (245,326)             336,580
        Accrued expenses                                                     (158,601)            (272,018)
        Reserve for litigation settlements                                    (95,000)            (162,610)
                                                                          -----------          -----------

              Net cash used in operating activities                          (675,383)          (2,219,341)
                                                                          -----------          -----------

INVESTING ACTIVITIES:
    Purchases of and deposits on property, plant and equipment               (169,849)            (181,636)
    Proceeds from sale of CMP business                                           --              2,450,000
    Proceeds from sale of particle dispersion technology                         --                223,000
                                                                          -----------          -----------

              Net cash provided by (used in) investing activities            (169,849)           2,491,364
                                                                          -----------          -----------

FINANCING ACTIVITIES:
    Net borrowings (repayments) under lines of credit                       1,000,000             (475,000)
    Proceeds from long-term debt                                              975,000            1,600,000
    Payments on long-term debt                                             (1,365,968)            (588,341)
    Purchase of Common stock for treasury                                     (14,800)                --
                                                                          -----------          -----------

              Net cash provided by financing activities                       594,232              536,659
                                                                          -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (251,000)             808,682

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              1,486,554            1,454,083
                                                                          -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 1,235,554          $ 2,262,765
                                                                          ===========          ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                         $   236,614          $   344,624
                                                                          ===========          ===========

    Income taxes paid                                                     $   510,000          $       --
                                                                          ===========          ===========


        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

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

On December 31, 1997, the Company sold its chemical mechanical planarization ("CMP") assets and CMP business product line for the electronics industry and related intellectual property to EKC Technology, Inc. ("EKC"), a subsidiary of ChemFirst Inc. for $2,450,000 in cash, as well as a deferred payment by EKC contingent on sales of CMP products during the period through June 30, 1999, and varying royalties based on sales of CMP products through 2004. This transaction resulted in a pre-tax gain of $1,660,483 for the Company. In connection with the sale, EKC agreed that during 1999 it would purchase a portion of the Company's raw material inventory as of December 31, 1997 for $250,000.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1998 and the results of operations and the cash flows for the three and six months ended December 31, 1998 and 1997. While management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K.

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

Statements of Cash Flows

For the purpose of determining cash flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1998 consist of certificates of deposit and an investment in a money market account. Interest income earned on the investment of cash was $20,596 and $10,807 for the three months ended December 31, 1998 and 1997, respectively, and $35,681 and $28,392 for the six months ended December 31, 1998 and 1997, respectively.

Marketable Securities

Investments in marketable securities are categorized as either trading, available-for-sale or held-to-maturity. At December 31, 1998, marketable securities consisted of certificates of deposit with contractual maturities of less than one year which are being held to maturity. The certificates of deposit are stated at amortized cost.

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

Goodwill

Goodwill represents the excess of the purchase price for the acquisition of Thompson Dental Manufacturing Co., Inc. over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Amortization expense was $7,877 for the three months ended December 31, 1998 and 1997, respectively, and $15,754 for the six months ended December 31, 1998 and 1997, respectively. The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to its net realizable value. As of December 31, 1998, no such write-down was required.

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

Earnings (Loss) per Common Share

The Company has provided basic and diluted earnings (loss) per Common share pursuant to SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings (loss) per share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic earnings (loss) per share is calculated by dividing net income (loss) available to Common shareholders by the weighted average number of Common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per Common share computations. All share, per share, options to purchase shares and option exercise prices per share have been adjusted to reflect the 10% stock dividend issued on September 30, 1998 (see
Note 3):


                                                      For the Three Months Ended December 31
                              ---------------------------------------------------------------------------------------
                                                  1998                                        1997
                              ------------------------------------------  -------------------------------------------
                                  Loss          Shares         Per Share     Income           Shares        Per Share
                              (Numerator)   (Denominator)       Amount    (Numerator)     (Denominator)      Amount
                              -----------   -------------       ------    -----------     -------------      ------
Basic earnings (loss) per
   Common share
     Net income (loss)        $  (123,102)     4,548,964     $      (.03) $   838,877         4,552,174   $     .18
                                                             ===========                                  =========
Effect of dilutive
   securities
     Stock options                    --             --                           --             11,531
                              -----------   ------------                  -----------     -------------
Diluted earnings (loss) per
   Common share
     Net income (loss) and
       assumed conversions    $  (123,102)     4,548,964     $      (.03) $   838,877         4,563,705   $     .18
                              ===========   ============     ============ ===========     =============   =========


                                                       For the Six Months Ended December 31
                              -------------------------------------------------------------------------------------
                                                  1998                                        1997
                              ------------------------------------------  -----------------------------------------
                                  Loss          Shares         Per Share     Income          Shares       Per Share
                              (Numerator)   (Denominator)       Amount    (Numerator)    (Denominator)     Amount
                              -----------   -------------       ------    -----------    -------------     ------
Basic earnings (loss) per
   Common share
     Net income (loss)        $   (31,156)     4,549,768     $      (.01) $   782,229        4,552,174  $      .17
                                                             ============                               ==========
Effect of dilutive
   securities
     Stock options                    --             --                           --            11,307
                              -----------   ------------                  -----------    -------------
Diluted earnings (loss) per
   Common share
     Net income (loss) and
       assumed conversions    $   (31,156)     4,549,768     $      (.01) $   782,229        4,563,481  $      .17
                              ===========   ============     ============ ===========    =============  ==========


Options to purchase 25,135 shares of Common stock with an average exercise price per share of $3.08 were outstanding during the three months and six months ended December 31, 1998, but were not included in the computation of diluted loss per Common share because the Company had a net loss for the period and all outstanding options would have been anti-dilutive. Options to purchase 4,923 shares of Common stock with an average exercise price per share of $5.91 were outstanding during the three months ended December 31, 1997, but were not included in the computation of diluted earnings per Common share because the options' exercise prices were greater than the average market price of the Common shares during the period. The options, which expire at various times through October 2006, were still outstanding as of December 31, 1998.

Revenue Recognition

The Company recognizes revenue upon the shipment of its products.

Advertising Costs

Advertising costs are charged to expense as incurred. The amounts are charged to sales and marketing expense in the accompanying consolidated statements of operations.

Long-Lived Assets

The Company follows SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets to be held and used or disposed of by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. As of December 31, 1998, management has evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

Recent Accounting Pronouncements

Effective with the first quarter of fiscal 1999, the Company was subject to the provisions of SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 has had no impact on the Company's financial statements as the Company does not have any "comprehensive income" type earnings (losses).

3. STOCK DIVIDEND:

The Company declared a 10% stock dividend to shareholders of record as of September 18, 1998. The new shares were distributed to shareholders on September 30, 1998. Amounts equal to the fair market value (based on the quoted market price) of the additional shares issued were charged to retained earnings and credited to Common stock and additional paid-in capital effective June 30, 1998, as disclosed in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998. Earnings (loss) per Common share, shares used in computing earnings (loss) per Common share and all share and option balances and prices have been restated to reflect the 10% stock dividend.

4. INVENTORIES:

                                        December 31,        June 30,
                                            1998              1998
                                        ----------         ----------

Raw materials and supplies              $1,384,217         $1,638,030
Work-in-process                          2,105,606          1,697,043
Finished goods                           1,215,520          1,000,101
                                        ----------         ----------

                                        $4,705,343         $4,335,174
                                        ==========         ==========

5. ACCRUED EXPENSES:

                                        December 31,        June 30,
                                           1998               1998
                                        ----------         ----------

Compensation and related benefits         $212,405           $247,377
Reserve for litigation (Note 9 )           171,000            171,000
Other                                      208,666            332,295
                                          --------           --------

                                          $592,071           $750,672
                                          ========           ========

6. LINE OF CREDIT:

The Company has a line of credit with a bank under which it may borrow up to $3,000,000 through December 31, 1999, subject to renewal. There was $1,000,000 of borrowings outstanding at December 31, 1998. Borrowings under the line bear interest at prime (8.25% at December 31, 1998) and are secured by all assets of the Company. In addition, the Company has an additional convertible line of credit with the same bank to finance legal fees and related expenses under which it may borrow up to $500,000. Repayments of borrowings under the convertible line will be made in monthly installments based upon the then outstanding amount with the final payment due September 2003. Borrowings under the convertible line bear interest at prime (8.25% at December 31, 1998) and are secured by a note. There was no outstanding balance on the convertible line at December 31, 1998.

Thompson Dental Manufacturing Co., Inc., a subsidiary of the Company, is a guarantor and surety of borrowings under these credit facilities.

7. LONG-TERM DEBT:

                                                                           December 31,         June 30,
                                                                               1998              1998
                                                                        ---------------    ----------------
      Note payable to bank in monthly installments of
          $31,667, plus interest at prime minus .05%,
          through April 1, 2003. (Interest rate not to exceed
          8.45% or be below 8.20%).                                     $     2,274,339    $      2,564,330

      Mortgage payable to bank in monthly installments of
          $11,307, plus interest at LIBOR plus 1.63%,
          through August 2008 (Interest rate not to exceed
          7.29% or be below 7.04%).                                           1,280,296           1,294,583

      Note payable (Repaid in December 1998).                                       --              975,000

      Mortgage payable to municipal authority in monthly
          installments of $6,371, including interest at 2%,
          through July 1, 2010.                                                 795,640             804,998

      Mortgage payable to bank in monthly installments of
          $3,730, plus interest at LIBOR plus 1.63%, through
          August 2008 (Interest rate not to exceed
          7.29% or be below 7.04%).                                             432,676             438,522


      Note payable to bank in monthly installments of
          $16,525, plus interest at LIBOR plus 2.24%,
          through November 2003 (Interest rate not to exceed
          7.52% or be below 7.27%).                                     $       975,000    $            --


      Mortgage payable to municipal authority in monthly
          installments of $1,952, including interest at 2%,
          through April 1, 2010.                                                208,577             238,828

      Mortgage payable to bank in monthly installments of
          $5,305, plus interest at a floating interest rate
          through August 2001 (Interest rate not to exceed
          5.85% or be below 5.69%).                                             169,767             199,455

      Mortgage payable to bank in monthly installments of
          $2,543, including interest at prime plus 0.75%,
          through December 1, 2011.                                             227,043             230,524

      Capital lease obligation payable in monthly
          installments of $1,148, including interest at prime
          plus 2%, through March 2002.                                           21,988              28,432

      Capital lease obligation payable in monthly
          installments of $4,843, including interest at prime
          plus 2%, through December 2001.                                       158,475             160,097
                                                                        ---------------    ----------------
                                                                              6,543,801           6,934,769
      Less- Current portion                                                    (665,979)           (988,518)
                                                                        ---------------    ----------------
                                                                        $     5,877,822    $      5,946,251
                                                                        ===============    ================

Substantially all of the Company's assets are pledged as collateral for the long-term debt. In addition, the two mortgages payable to municipal authorities are collateralized by an aggregate of $150,000 in standby letters of credit.

As of December 31, 1998, long-term debt matures as follows:

                  1999                          $     665,979
                  2000                                683,360
                  2001                                683,592
                  2002                                578,185
                  2003                              1,723,259
                  Thereafter                        2,209,426
                                                -------------

                                                $   6,543,801
                                                =============

8. BUSINESS SEGMENTS:

The Company operates in two business segments: Dental Supplies and Precision Abrasives. See Note 1 for description of the Company's business segments.

Financial information for each business segment for the three and six months ended December 31, 1998 and 1997 is as follows:

                                             For the Three Months               For the Six Months
                                               Ended December 31                 Ended December 31
                                        ------------------------------   ------------------------------
                                             1998              1997            1998            1997
                                        -------------    -------------   -------------   --------------
 Net Sales:
   Domestic and U.S.
     government customers-
       Dental Supplies                  $   2,259,854    $   2,171,704   $   4,479,277   $    4,198,043
       Precision Abrasives                    794,900        1,128,664       1,493,743        2,079,138
   International customers-
       Dental Supplies                        497,149          702,623         881,961        1,124,561
       Precision Abrasives                    223,756          205,416         460,605          392,176
                                        -------------    -------------   -------------   --------------

                                        $   3,775,659    $   4,208,407   $   7,315,586   $    7,793,918
                                        =============    =============   =============   ==============

 Operating income (loss):
   Dental Supplies                      $     276,824    $     338,426   $     334,179   $      583,657
   Precision Abrasives                       (378,532)        (805,943)       (144,853)        (995,547)
                                        -------------    -------------   -------------   --------------

                                        $    (101,708)   $    (467,517)  $     189,326   $     (411,890)
                                        =============    =============   =============   ==============

 Depreciation and amortization:
   Dental Supplies                      $     111,182    $     116,290   $     238,989   $      244,515
   Precision Abrasives                         79,574           81,362         143,716          147,742
                                        -------------    -------------   -------------   --------------

                                        $     190,756    $     197,652   $     382,705   $      392,257
                                        =============    =============   =============   ==============

 Capital expenditures:
   Dental Supplies                      $      44,586           70,180   $      75,575    $      92,590
   Precision Abrasives                         59,942    $      73,122          94,274           89,046
                                        -------------    -------------   -------------    -------------

                                        $     104,528    $     143,302   $     169,849    $     181,636
                                        =============    =============   =============    =============

9. COMMITMENTS AND CONTINGENCIES:

Dentsply Litigation

On April 22, 1998, the Company was served with a complaint in the United States District Court for the Middle District of Pennsylvania by DENTSPLY International, Inc. ("Dentsply") claiming infringement of a Dentsply patent by the Company's manufacturing process to fabricate nickel titanium endodontic (root canal) instruments. By amendment, a claim for infringement of a second related patent was later added. The Company has retained counsel to vigorously defend against the Dentsply complaint which it believes to be without basis. The

Company has asserted defenses which it believes meritorious. In addition, the Company has filed counterclaims alleging, among other things, that Dentsply is infringing three Company patents, violating the Sherman Antitrust Act, the Lanham Act, and interfering with the Company's business relationships.

In addition, there is a related arbitration to be held in Tulsa, Oklahoma before the American Arbitration Association which will address issues related to a settled litigation between the Company and an entity subsequently acquired by Dentsply.

Foot Powder Investigation

The Company settled a Government investigation of Itch-Away Foot Powder which the Company manufactured and sold pursuant to contracts with the United States Defense Department. The Company entered into a civil settlement of the matter agreeing to pay the Government a total of $505,000, without interest. These payments are secured by an irrevocable letter of credit obtained by the Company from a bank. The Company made the first payment of $100,000 in August 1997 and the second payment of $101,250 in August 1998 and will make three additional annual payments. In connection with this matter, the Company was fined $350,000, which is payable in five annual installments commencing in January 1998. The Company has paid the first and second installment. Interest is payable at 5.42% per year and is due at the end of the fiscal year payout.

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

Overview

The Company recorded a loss of $123,102 for the three months ended December 31, 1998 due to a decrease in net revenues from international customers in the Dental Supplies segment and lower revenues caused by the on-going introduction of a new sales, marketing and growth strategy in the Precision Abrasives segment. The Precision Abrasives segment has targeted four applications and markets to generate additional revenues for its precision lapping films and slurries. The growth strategy is to target specific opportunities related to the finishing and polishing of computer heads, floppy disks, ceramic rolls and automotive parts. In addition, the Company incurred significant professional and legal fees related to the Dentsply litigation that will continue to have a material adverse effect on the Company's consolidated financial position and results of operations for the foreseeable future.

Due to the loss incurred in the three months ended December 31, 1998, the Company has a net loss of $31,156 for the six months ended December 31, 1998.

Summary

The following table sets forth for the periods indicated the Company's key financial information by segment.

                                         For the Three Months                For the Six Months
                                           Ended December 31                  Ended December 31
                                   ------------------------------------------------------------------
                                         1998              1997             1998             1997
                                   ---------------   --------------   ---------------  --------------

Net Sales:
    Dental Supplies                $     2,757,003   $    2,874,327   $     5,361,238  $    5,322,604
    Precision Abrasives                  1,018,656        1,334,080         1,954,348       2,471,314
                                   ---------------   --------------   ---------------  --------------

                                   $     3,775,659   $    4,208,407   $     7,315,586  $    7,793,918
                                   ===============   ==============   ===============  ==============
Gross Profit:
    Dental Supplies                $     1,188,044   $    1,301,325   $     2,366,114  $    2,403,113
    Precision Abrasives                    367,166          511,583           660,137         950,653
                                   ---------------   --------------   ---------------  --------------

                                   $     1,555,210   $    1,812,908   $     3,026,251  $    3,353,766
                                   ===============   ==============   ===============  ==============
Operating Income (Loss):
    Dental Supplies                $       276,824   $      338,426   $       334,179  $      583,657
    Precision Abrasives                   (378,532)        (805,943)         (144,853)       (995,547)
                                   ---------------   --------------   ---------------  --------------

                                   $      (101,708)  $     (467,517)  $       189,326  $     (411,890)
                                   ===============   ==============   ===============  ==============

Results of Operations

Three Months Ended December 31, 1998 Compared to Three Months Ended
   December 31, 1997

Net sales for the three months ended December 31, 1998 decreased $432,748 from the three months ended December 31, 1997. Net sales in the Dental Supplies segment decreased $117,324 primarily due to a slow-down in sales to international distributors caused by various international monetary problems offset by a continued increase in sales of the Company's proprietary and patented endodontic (root canal) instruments. Net sales in the Precision Abrasives segment decreased $315,424 from $1,334,080 for the three months ended December 31, 1997 to $1,018,656 for the three months ended December 31, 1998 primarily as a result of the sale of the Company's CMP product line for the electronics industry on December 31, 1997 and the on-going introduction of a new sales, marketing and growth strategy which has led to a re-evaluation of target customers and thus a temporary decrease in net sales. Management believes this new strategy will increase net sales in the future.

Gross profit for the three months ended December 31, 1998 decreased $257,698 from the three months ended December 31, 1997. Gross profit in the Dental Supplies segment decreased $113,281 from $1,301,325 (45.3% of Dental Supplies net sales) for the three months ended December 31, 1997 to $1,188,044 (43.1% of Dental Supplies net sales) for the three months ended December 31, 1998. Gross profit in the Precision Abrasives segment decreased from $511,583 (38.3% of Precision Abrasives net sales) for the three months ended December 31, 1997 to $367,166 (36.0% of Precision Abrasives net sales) for the three months ended

December 31, 1998. The decreases in gross profit are due to the aforementioned decreases in net sales. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the product mix offered by the Company.

Sales and marketing expenses decreased $30,823 from $718,624 (17.1% of net sales) for the three months ended December 31, 1997 to $687,801 (18.2% of net sales) for the three months ended December 31, 1998 primarily as a result of lower sales commissions. General and administrative expenses increased $189,430 from $769,976 (18.3% of net sales) to $959,406 (25.4% of net sales) due to higher professional and legal fees incurred in the three months ended December 31, 1998 compared to the three months ended December 31, 1997. The Company believes it will incur significant costs, for the foreseeable future which the Company is unable to estimate due to the nature of litigation, related to the Dentsply litigation and that such costs will have a material adverse effect on the Company's consolidated financial position and results of operations. (See discussion of legal proceedings in Part I, Item 1, Footnote No. 9, to the Consolidated Financial Statements of this Form 10-Q.) Research and development expenses decreased $782,114 due to the one-time payment to Nanophase of $775,000 in the three months ended December 31, 1997 in connection with certain research and development fees.

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

Six Months  Ended  December 31, 1998  Compared to Six Months Ended  December 31,
1997

Net sales for the six months ended December 31, 1998 decreased $478,332 from the six months ended December 31, 1997. Net sales in the Dental Supplies segment increased $38,634 due to an increase in sale of endodontic instruments. Net sales in the Precision Abrasives segment decreased $516,966 from $2,471,314 for the six months ended December 31, 1997 to $1,954,348 for the six months ended December 31, 1998 primarily as a result of the sale of the Company's CMP product line for the electronics industry on December 31, 1997 and the introduction of a new sales, marketing and growth strategy which has led to a re-evaluation of target customers and thus a temporary decrease in net sales.

Gross profit for the six months ended December 31, 1998 decreased $327,515 from the six months ended December 31, 1997. Gross profit in the Dental Supplies segment decreased $36,999 from $2,403,113 (45.1% of Dental Supplies net sales) for the six months ended December 31, 1997 to $2,366,114 (44.1% of Dental Supplies net sales) for the six months ended December 31, 1998. Gross profit in the Precision Abrasives segment decreased $290,516 from $950,653 (38.5% of Precision Abrasives net sales) for the six months ended December 31, 1997 to $660,137 (33.8% of Precision Abrasives net sales) for the six months ended December 31, 1998. The decreases in gross profit are due to the aforementioned decreases in net sales. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the product mix offered by the Company.

Sales and marketing expenses decreased $62,880 from $1,299,572 (16.7% of net sales) for the six months ended December 31, 1997 to $1,236,692 (16.9% of net sales) for the six months ended December 31, 1998 primarily as a result of lower sales commissions. General and administrative expenses increased $88,078 from $1,487,330 (19.1% of net sales) to $1,575,408 (21.5% of net sales) due to higher legal and professional fees in connection with the Dentsply litigation. Research and development expenses decreased $953,929 as a result of costs incurred in the six months ended December 31, 1997 in connection with certain research and development fees paid to Nanophase, as well as the investment of funds during the same period to refine the Company's CMP slurry products.

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

Net cash of $675,383 and $2,219,341 was used in operating activities in the six months ended December 31, 1998 and 1997, respectively. The decreasing use of cash between periods was a result of an increase in income from operations and the timing of accounts receivable collections offset by the timing of payments to taxing authorities.

Expenditures for property, plant and equipment totaled $169,849 for the six months ended December 31, 1998 and $181,636 for the six months ended December 31, 1997.

Proceeds received from long-term debt were $975,000 and $1,600,000 for the six months ended December 31, 1998 and 1997, respectively. During the six months ended December 31, 1997, the Company refinanced a portion of its line of credit with long-term debt with a bank. For the six months ended December 31, 1998 and 1997, the Company made payments on long-term debt of $1,365,968 and $588,341, respectively, which includes payments of $975,000 related to a separate refinancing of certain long-term debt during the six months ended December 31, 1998.

During the three months ended December 31, 1998, the Company renegotiated certain of its mortgages and loans to secure more favorable terms and interest rates.

The Company has a commitment for a $3,000,000 line of credit with a bank which will expire on December 31, 1999, subject to renewal. Management intends to renew the line of credit under similar terms and conditions. The line of credit bears interest at the prime rate and is secured by substantially all of the Company's assets. During the six months ended December 31, 1998, the Company borrowed $1,000,000 under this line of credit. In addition, the Company has an additional convertible line of credit with the same bank to finance legal fees and related expenses under which it may borrow up to $500,000. Repayments on the convertible line will be made in monthly installments based upon the then outstanding amount with the final payment due September 2003. Borrowings under the convertible line bear interest at prime and are secured by a note.

The Company expects to spend approximately $300,000 in fiscal 1999 on capital expenditures, primarily for new office computer equipment and dental instrument manufacturing equipment. In addition, the Company is obligated to pay $513,750 over four years relating to the settlement of the foot powder matter, and expects to spend significant funds on the Dentsply litigation. (See discussion of legal proceedings in Part I, Item 1, Footnote No. 9, to the Consolidated Financial Statements of this Form 10-Q.) The Company anticipates that sufficient cash will be generated from operations to fund these payments and expenditures and, to the extent they are not, they will be funded using the Company's credit facilities.

The Company believes that inflation has not, and will not, have a material impact on the Company's financial condition and results of operations.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

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

The Company is developing in 1999 contingency plans to address third party Year 2000 risks, realizing that some disruption may occur despite its best efforts. The Company is in the process of developing those contingency plans for each critical system in the event that one or more of these systems fail.

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

(b)      Reports on Form 8-K

                    On November 13, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission announcing the transfer of its Common stock listing from the Nasdaq National Market to the Nasdaq SmallCap Market. The transfer did not affect the ability of shareholders to trade the Company's stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          MOYCO TECHNOLOGIES, INC.

Dated:  February 12, 1999                                 BY:   /s/Marvin E. Sternberg
                                                                ---------------------------------------------------------
                                                                Marvin E. Sternberg
                                                                Chairman of the Board, President
                                                                and Chief Executive Officer (Principal Executive
                                                                Officer) and Director


Dated:  February 12, 1999                                 BY:   /s/William G. Woodhead
                                                                ---------------------------------------------
                                                                William G. Woodhead
                                                                Secretary/Treasurer (Principal Financial Officer and
                                                                Principal Accounting Officer) and Director