Form 10-Q
period 1999-03-31
MOYCO TECHNOLOGIES INC
filed 1999-05-14
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                           Commission File No. 0-4123
                                               ------

                            MOYCO TECHNOLOGIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                  Pennsylvania                                                 23-1697233
------------------------------------------------         -------------------------------------------------------------
(State or other jurisdiction of incorporation                      (IRS Employer Identification Number)
or organization)

200 Commerce Drive
Montgomeryville, Pennsylvania                                                     18936
------------------------------------------------         -------------------------------------------------------------
(Address of principal executive offices)                                        (Zip Code)

(Registrant's telephone number, including                                    (215) 855-4300
area code:)                                              -------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES        _X_                 NO _____

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1999: 4,547,774 shares of common stock, par value $.005 per share.

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. Consolidated Financial Statements
-----------------------------------------

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)

                                                                   March 31,       June 30,
                                                                     1999            1998
                                                                  -----------    -----------
                             ASSETS
                             ------
CURRENT ASSETS:
   Cash and cash equivalents                                      $ 1,729,597    $ 1,486,554
   Marketable securities                                              185,904        185,904
   Accounts receivable, net of reserves of
      $241,741                                                      2,488,720      2,504,645
   Other receivables                                                  128,391         71,531
   Inventories, estimated (Notes 2 and 4)                           4,602,643      4,335,174
   Deferred income taxes                                              194,354        257,305
   Prepaid taxes                                                      382,151            --
   Prepaid expenses                                                    41,370         42,026
                                                                  -----------    -----------

              Total current assets                                  9,753,130      8,883,139
                                                                  -----------    -----------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                               602,433        602,433
   Buildings and improvements                                       4,608,502      4,587,511
   Machinery and equipment                                          6,405,500      5,751,307
   Furniture and fixtures                                             654,633        840,413
   Automotive equipment                                               139,630        139,630
                                                                  -----------    -----------
                                                                   12,410,698     11,921,294
   Less- Accumulated depreciation and amortization                 (6,463,091)    (5,885,594)
                                                                  ------------   -----------

              Net property, plant and equipment                     5,947,607      6,035,700
                                                                  -----------    -----------

OTHER ASSETS:
   Goodwill, less accumulated amortization of
      $83,365 and $59,734                                             389,255        412,886
   Other                                                              327,778        408,187
                                                                  -----------    -----------

              Total other assets                                      717,033        821,073
                                                                  -----------    -----------

                                                                  $16,417,770    $15,739,912
                                                                  ===========    ===========

        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)

                                   (Continued)

                                                                   March 31,       June 30,
                                                                     1999            1998
                                                                  -----------    -----------
              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
CURRENT LIABILITIES:
   Line of credit                                                 $ 1,800,000    $       --
   Current portion of long-term debt                                  984,136        988,518
   Accounts payable                                                 1,235,907      1,323,170
   Income taxes payable                                                   --         245,326
   Accrued expenses                                                   717,613        750,672
                                                                  -----------    -----------

              Total current liabilities                             4,737,656      3,307,686
                                                                  -----------    -----------

OTHER LONG-TERM LIABILITIES                                           311,000        465,000
                                                                  -----------    -----------

LONG-TERM DEBT                                                      5,636,544      5,946,251
                                                                  -----------    -----------

DEFERRED INCOME TAXES                                                 102,593        141,006
                                                                  -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.005 par value, 2,500,000
      shares authorized, none issued and outstanding                       --             --
   Common stock, $.005 par value, 15,000,000
      shares authorized, 5,205,547 shares issued                       26,028         26,028
   Additional paid-in capital                                       5,103,443      5,103,443
   Retained earnings                                                  648,704        883,896
   Less- Treasury stock of 657,773 and 653,923 shares,
      at cost                                                        (148,198)      (133,398)
                                                                  -----------    -----------

              Total shareholders' equity                            5,629,977      5,879,969
                                                                  -----------    -----------

                                                                  $16,417,770    $15,739,912
                                                                  ===========    ===========

        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                       For the                       For the
                                                  Three Months Ended            Nine Months Ended
                                                       March 31                     March 31
                                               ------------------------     -------------------------
                                                  1999          1998           1999          1998
                                               ----------    ----------     -----------   -----------
NET SALES                                      $3,821,678    $3,467,104     $11,137,264   $11,261,022

COST OF GOODS SOLD                              2,271,609     1,915,645       6,560,944     6,355,797
                                               ----------    ----------     -----------   -----------

              Gross profit                      1,550,069     1,551,459       4,576,320     4,905,225

OPERATING EXPENSES:
   Sales and marketing                            727,423       623,065       1,964,115     1,922,637
   Research and development                         2,862         1,578          27,687       980,332
   General and administrative                   1,025,309       656,391       2,600,717     2,143,721
                                               ----------    ----------     -----------   -----------

              Income (loss) from operations
                                                 (205,525)      270,425         (16,199)     (141,465)

INTEREST EXPENSE, net                            (232,550)     (152,088)       (504,486)     (468,426)

GAIN ON SALE OF CMP BUSINESS                           --            --              --     1,660,483

GAIN ON SALE OF PARTICLE DISPERSION
   TECHNOLOGY                                          --            --              --       223,000

OTHER INCOME, net                                 137,899        66,648         192,560        87,275
                                               ----------    ----------     -----------   -----------

              Income (loss) before taxes         (300,176)      184,985        (328,125)    1,360,867

INCOME TAX (EXPENSE) BENEFIT                       96,140       (64,183)         92,933      (457,836)
                                               ----------    ----------     -----------   -----------

NET INCOME (LOSS)                              $ (204,036)   $  120,802     $  (235,192)  $   903,031
                                               ==========    ==========     ===========   ===========

BASIC EARNINGS (LOSS) PER
   COMMON SHARE (Note 3)                       $     (.04)   $      .03     $      (.05)  $       .20
                                               ==========    ==========     ===========   ===========

SHARES USED IN COMPUTING BASIC EARNINGS
   (LOSS) PER COMMON SHARE (Note 3)
                                                4,547,774     4,552,180       4,549,090     4,552,176
                                               ==========    ===========    ===========   ===========

DILUTED EARNINGS (LOSS) PER
   COMMON SHARE (Note 3)                       $     (.04)   $      .03     $      (.05)  $       .20
                                               ==========    ==========     ===========   ===========

SHARES USED IN COMPUTING DILUTED EARNINGS
   (LOSS) PER COMMON SHARE (Note 3)
                                                4,547,774     4,561,428       4,549,090     4,559,102
                                               ==========    ==========     ===========   ===========

        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                     For the
                                                                                Nine Months Ended
                                                                                     March 31
                                                                            --------------------------
                                                                                1999           1998
                                                                            ------------   -----------
OPERATING ACTIVITIES:
   Net income (loss)                                                        $  (235,192)   $   903,031
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities-
       Provision for accounts receivable reserves                                    --         45,714
       Depreciation and amortization                                            612,806        592,332
       Deferred income tax provision                                             24,538         74,848
       Gain on sale of CMP business                                                  --     (1,660,483)
       Gain on sale of particle dispersion technology                                --       (223,000)
     (Increase) decrease in-
       Accounts receivable                                                       15,925        (68,490)
       Other receivables                                                        (56,860)      (509,219)
       Inventories                                                             (267,469)    (1,116,230)
       Prepaid taxes and expenses                                              (381,495)        81,122
       Other assets                                                              68,731        (59,137)
     Increase (decrease) in-
       Accounts payable                                                         (87,263)      (111,200)
       Income taxes payable                                                    (245,326)       350,056
       Reserve for litigation settlements                                      (154,000)      (226,000)
       Other accrued expenses                                                   (33,059)      (374,680)
                                                                            ------------   -----------

                  Net cash used in operating activities                        (738,664)    (2,301,336)
                                                                            ------------   -----------

INVESTING ACTIVITIES:
   Purchases of and deposits on property, plant and equipment                  (221,194)      (363,765)
   Proceeds from sale of CMP business                                                --      2,450,000
   Proceeds from sale of particle dispersion technology                              --        223,000
                                                                            -----------    -----------

                  Net cash provided by (used in) investing activities          (221,194)     2,309,235
                                                                            ------------   -----------

FINANCING ACTIVITIES:
   Net borrowings (repayments) under lines of credit                          1,800,000       (275,000)
   Proceeds from long-term debt                                                 975,000      4,260,000
   Payments on long-term debt                                                (1,557,299)    (3,449,223)
   Proceeds from exercise of stock options                                           --            300
   Purchase of Common stock for treasury                                        (14,800)            --
                                                                            ------------   -----------

                  Net cash provided by financing activities                   1,202,901        536,077
                                                                            -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       243,043        543,976

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                1,486,554      1,454,083
                                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 1,729,597    $ 1,998,059
                                                                            ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                            $   567,222    $   506,724
                                                                            ===========    ===========

   Income taxes paid                                                        $   510,000    $        --
                                                                            ===========    ===========

        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 1999
                                 --------------
                                   (Unaudited)


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

On December 31, 1997, the Company sold its chemical mechanical planarization ("CMP") assets and CMP business product line for the electronics industry and related intellectual property to EKC Technology, Inc. ("EKC"), a subsidiary of ChemFirst Inc. for $2,450,000 in cash, as well as a deferred payment by EKC contingent on sales of CMP products during the period through June 30, 1999, and varying royalties based on sales of CMP products through 2004. This transaction resulted in a pre-tax gain of $1,660,483 for the Company. In connection with the sale, EKC agreed that during 1999 it would purchase a portion of the Company's raw material inventory as of December 31, 1997 for $250,000. As of March 31,1999, EKC has purchased $62,500 of this inventory.

Also on December 31, 1997, the Company sold certain particle dispersion technology to Nanophase Technologies Corporation ("Nanophase") for $223,000 in cash, resulting in a one-time pre-tax gain of $223,000.

During the three months ended December 31, 1997, the Company made a one-time payment of $775,000 to Nanophase relating to certain research and development fees. This payment is included in research and development expense in the accompanying consolidated statement of operations for the nine months ended March 31, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999 and the results of operations and the cash flows for the three and nine months ended March 31, 1999 and 1998. While management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K.

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

Statements of Cash Flows

For the purpose of determining cash flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at March 31, 1999 consist of certificates of deposit and an investment in a money market account. Interest income earned on the investment of cash was $17,459 and $11,559 for the three months ended March 31, 1999 and 1998, respectively, and $53,140 and $39,951 for the nine months ended March 31, 1999 and 1998, respectively. During the three and nine months ended March 31, 1999, the Company incurred $268,210 of capital lease obligations. There were no capital lease obligations incurred during the nine months ended March 31, 1998.

Marketable Securities

Investments in marketable securities are categorized as either trading, available-for-sale or held-to-maturity. At March 31, 1999, marketable securities consisted of certificates of deposit with contractual maturities of less than one year which are being held to maturity. The certificates of deposit are stated at amortized cost.

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

Goodwill

Goodwill represents the excess of the purchase price for the fiscal 1997 acquisition of Thompson Dental Manufacturing Co., Inc., one of the Company's wholly owned subsidiaries, over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Amortization expense was $7,877 for the three months ended March 31, 1999 and 1998, respectively, and $23,631 for the nine months ended March 31, 1999 and 1998, respectively. The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to its net realizable value. As of March 31, 1999, no such write-down was required.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per Common share computations. All share, per share, options to purchase shares and option exercise prices per share have been adjusted to reflect the 10% stock dividend issued on September 30, 1998 (see
Note 3):

                                                        For the Three Months Ended March 31
                              --------------------------------------------------------------------------------------
                                                  1999                                        1998
                              ------------------------------------------  ------------------------------------------
                                  Loss          Shares         Per Share     Income         Shares         Per Share
                              (Numerator)   (Denominator)       Amount    (Numerator)   (Denominator)       Amount
                              -----------   -------------      ---------  -----------   -------------      ---------
Basic earnings (loss) per
   Common share
     Net income (loss)        $(204,036)       4,547,774         $(.04)     $20,802       4,552,180           $.03
                                                                 =====                                        ====
   Effect of dilutive
     securities
     Stock options                   --               --                         --           9,248
                              ---------        ---------                    -------       ---------
Diluted earnings (loss) per
   Common share
     Net income (loss) and
       assumed conversions
                              $(204,036)       4,547,774         $(.04)     $20,802       4,561,428           $.03
                              ==========       =========         =====      =======       =========           ====

                                                        For the Nine Months Ended March 31
                              --------------------------------------------------------------------------------------
                                                  1999                                        1998
                              ------------------------------------------  ------------------------------------------
                                  Loss          Shares         Per Share     Income         Shares         Per Share
                              (Numerator)   (Denominator)       Amount    (Numerator)   (Denominator)       Amount
                              -----------   -------------      ---------  -----------   -------------      ---------
Basic earnings (loss) per
   Common share
     Net income (loss)        $(235,192)       4,549,090         $(.05)     $903,031      4,552,176           $.20
                                                                 =====                                        ====
   Effect of dilutive
     securities
     Stock options                   --               --                          --          6,926
                              ---------        ---------                    --------      ---------
Diluted earnings (loss) per
   Common share
     Net income (loss) and
       assumed conversions
                              $(235,192)       4,549,090         $(.05)     $903,031      4,559,102           $.20
                              =========        =========         =====      ========      =========           ====

Options to purchase 25,135 shares of Common stock with an average exercise price per share of $3.08 were outstanding during the three months and nine months ended March 31, 1999, but were not included in the computation of diluted loss per Common share because the Company had a net loss for the periods and all outstanding options would have been anti-dilutive. Options to purchase 7,123 shares of Common stock with an average exercise price per share of $5.55 were outstanding during the three months ended March 31, 1998, but were not included in the computation of diluted earnings per Common share because the options' exercise prices were greater than the average market price of the Common shares during the period. The options, which expire at various times through October 2006, were still outstanding as of March 31, 1999.

Revenue Recognition

The Company recognizes revenue upon the shipment of its products.

Advertising Costs

Advertising costs are charged to expense as incurred. The amounts are charged to sales and marketing expense in the accompanying consolidated statements of operations.

Long-Lived Assets

The Company follows SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets to be held and used or disposed of by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. As of March 31, 1999, management has evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

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

4. INVENTORIES:

                                                       March 31,      June 30,
                                                         1999           1998
                                                      ----------     ----------
   Raw materials and supplies                         $1,528,675     $1,638,030
   Work-in-process                                     1,711,609      1,697,043
   Finished goods                                      1,362,359      1,000,101
                                                      ----------     ----------

                                                      $4,602,643     $4,335,174
                                                      ==========     ==========

5. ACCRUED EXPENSES:


                                                       March 31,      June 30,
                                                         1999           1998
                                                      ----------     ----------
   Compensation and related benefits                  $  212,772     $  247,377
   Reserve for litigation (Note 9 )                      171,000        171,000
   Other                                                 333,841        332,295
                                                      ----------     ----------

                                                      $  717,613     $  750,672
                                                      ==========     ==========

6. LINE OF CREDIT:

The Company has a line of credit with a bank under which it may borrow up to $3,000,000 through December 31, 1999, subject to renewal. There was $1,800,000 of borrowings outstanding at March 31, 1999. Borrowings under the line bear interest at prime (7.75% at March 31, 1999) and are secured by all assets of the Company. In addition, the Company has an additional convertible line of credit with the same bank to finance legal fees and related expenses under which it may borrow up to $500,000. Repayments of borrowings under the convertible line will be made in monthly installments based upon the then outstanding amount with the final payment due September 2003. Borrowings under the convertible line bear interest at prime (7.75% at March 31, 1999) and are secured by a note. There was no outstanding balance on the convertible line at March 31, 1999.

Thompson Dental Manufacturing Co., Inc., a subsidiary of the Company, is a guarantor and surety of borrowings under these credit facilities.

7. LONG-TERM DEBT:

                                                                      March 31,     June 30,
                                                                        1999          1998
                                                                     ----------     ---------
   Note payable to bank in monthly installments of
     $31,667, plus interest at prime minus .05%,
     through April 1, 2003. (Interest rate not to exceed
     8.45% or be below 8.20%).                                       $2,179,339    $2,564,330

   Mortgage payable to bank in monthly installments of
     $11,307, plus interest at LIBOR plus 1.63%,
     through August 2008 (Interest rate not to exceed
     7.29% or be below 7.04%).                                        1,272,905     1,294,583

   Note payable (Repaid in December 1998).                                   --       975,000

   Mortgage payable to municipal authority in monthly
     installments of $6,371, including interest at 2%,
     through July 1, 2010.                                              759,497       804,998

   Mortgage payable to bank in monthly installments of
     $3,730, plus interest at LIBOR plus 1.63%, through
     August 2008 (Interest rate not to exceed 7.29% or
     be below 7.04%).                                                   431,003       438,522

   Note payable to bank in monthly installments of
     $16,525, plus interest at LIBOR plus 2.24%,
     through November 2003 (Interest rate not to
     exceed 7.52% or be below 7.27%).                                $  963,152    $       --

   Mortgage payable to municipal authority in monthly
     installments of $1,952, including interest at 2%,
     through April 1, 2010.                                             224,771       238,828

   Mortgage payable to bank in monthly installments of
     $5,305, plus interest at a floating interest rate
     through August 2001 (Interest rate not to exceed
     5.85% or be below 5.69%).                                          150,112       199,455

   Mortgage payable to bank in monthly installments of
     $2,543, including interest at prime plus 0.75%,
     through December 1, 2011.                                          223,156       230,524

   Capital lease obligation payable in monthly
     installments of $3,522, including interest at 5.07%,
     through December 2005.                                             242,075            --

   Capital lease obligation payable in monthly
     installments of $811, including interest at 6.50%,
     through December 2000.                                              14,610            --

   Capital lease obligation payable in monthly
     installments of $1,148, including interest at prime
     plus 2%, through March 2002.                                        19,692        28,432

   Capital lease obligation payable in monthly
     installments of $4,843, including interest at prime
     plus 2%, through December 2001.                                    140,368       160,097
                                                                     ----------     ---------
                                                                      6,620,680     6,934,769
   Less- Current portion                                               (984,136)     (988,518)
                                                                     ----------     ---------
                                                                     $5,636,544    $5,946,251
                                                                     ==========    ==========

Substantially all of the Company's assets are pledged as collateral for the long-term debt. In addition, the two mortgages payable to municipal authorities are collateralized by an aggregate of $150,000 in standby letters of credit.

As of March 31, 1999, long-term debt matures as follows:

        1999                               $  984,136
        2000                                  988,366
        2001                                  950,272
        2002                                  936,449
        2003                                  883,633
        Thereafter                          1,877,824
                                           ----------
                                           $6,620,680
                                           ==========

8. BUSINESS SEGMENTS:

The Company operates in two business segments: Dental Supplies and Precision Abrasives. See Note 1 for description of the Company's business segments.

Financial information for each business segment is as follows:

                                         For the Three Months       For the Nine Months
                                            Ended March 31             Ended March 31
                                        -----------------------   ------------------------
                                           1999         1998         1999         1998
                                        ----------   ----------   -----------  -----------
 Net sales:
   Domestic and U.S.
     government customers-
       Dental Supplies                  $2,158,370   $1,673,497   $ 6,637,647  $ 5,871,540
       Precision Abrasives                 882,498      747,536     2,376,241    2,826,674
   International customers-
       Dental Supplies                     286,975      855,828     1,168,936    1,980,389
       Precision Abrasives                 493,835      190,243       954,440      582,419
                                        ----------   ----------   -----------  -----------

                                        $3,821,678   $3,467,104   $11,137,264  $11,261,022
                                        ==========   ==========   ===========  ===========

 Operating income (loss):
   Dental Supplies                      $  153,510   $  218,598   $   487,689  $   802,255
   Precision Abrasives                    (359,035)      51,827      (503,888)    (943,720)
                                        ----------   ----------   -----------  -----------

                                        $ (205,525)  $  270,425   $   (16,199) $  (141,465)
                                        ==========   ==========   ===========  ===========

 Depreciation and amortization:
   Dental Supplies                      $  124,504   $  134,382   $   363,493  $   378,897
   Precision Abrasives                  $  105,597       65,693       249,313      213,435
                                        ----------   ----------   -----------  -----------

                                        $  230,101   $  200,075   $   612,806  $   592,332
                                        ==========   ===========  ===========  ===========

 Capital expenditures:
   Dental Supplies                      $    9,779   $   56,947   $    85,354  $   149,537
   Precision Abrasives                      41,566       15,182       135,840      104,228
   Corporate                                    --      110,000            --      110,000
                                        ----------   ----------   -----------  -----------

                                        $   51,345   $  182,129   $   221,194  $   363,765
                                        ==========   ==========   ===========  ===========

                                                                          March 31
                                                                  ------------------------
                                                                     1999          1998
                                                                  ----------- ------------
 Total assets:
   Dental Supplies                                                $ 9,535,511  $10,468,896
   Precision Abrasives                                              4,367,127    4,897,781
   Corporate                                                        2,515,132    1,224,104
                                                                  -----------  -----------

                                                                  $16,417,770  $16,590,781
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

10. SUBSEQUENT CASUALTY LOSS:

On April 16, 1999, certain coating equipment, utilized in the manufacture of abrasive materials in the Precision Abrasives segment, was damaged at the Company's Montgomeryville facility. The damage was caused by water seeping through a section of the facility's roof which was being repaired, and was left unprotected, by an outside contractor during a rainfall. Minor amounts of raw material inventory were also damaged.

The Company's production capacity of abrasive material has been reduced until such time as the coating equipment can be repaired or replaced. The production capacity reduction will continue until at least June of 1999. The Company cannot exactly estimate the capacity reduction at this time, however, the damage could have a material impact on production and, subsequently, on sales and operating income of the Precision Abrasives segment. The Company is exploring all practical initiatives to reduce the impact of the damaged equipment. A more detailed evaluation of the damage and its impact is in the process of being completed.

The Company believes it has adequate insurance coverage for the repair of the damaged equipment as well as for compensation for the resulting business interruption. The Company has notified its insurer of the damage and is in the process of filing claims.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology such as, "may," "will," "expect," "anticipate," "intend," "plan," "project," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to (i) competition within the Company's industries; (ii) changes in the economics of dentistry, including consolidation, reduced growth in expenditures by private dental insurance plans, and the effects of healthcare reform, which may affect future per capita expenditures for dental services and the ability of dentists to invest in or obtain reimbursement for the use of dental products;
(iii) the effect of economic conditions; (iv) supply risks, including shortages and increases in the costs of key raw materials; (v) dependence on the services of the Company's executive officers, and other key operations and technical personnel; (vi) legal proceedings (See discussion of legal proceedings in Part I, Item 1, Footnote No. 9, to the Consolidated Financial Statements of this Form 10-Q.); and (vii) the effects of the casualty loss at one of the Company's manufacturing facilities. (See discussion of casualty loss in Part I, Item 1, Footnote No. 10, to the Consolidated Financial Statements of this Form 10-Q.)

Overview

The Company recorded a loss of $204,036 for the three months ended March 31, 1999 due to a decrease in net revenues from international customers in the Dental Supplies segment and expenses incurred for the on-going introduction of a new sales, marketing and growth strategy in the Precision Abrasives segment. The Precision Abrasives segment has targeted four applications and markets to generate additional revenues for its precision lapping films and slurries. The growth strategy is to target specific opportunities related to the finishing and polishing of computer heads, floppy disks, ceramic rolls and automotive parts. In addition, the Company incurred significant professional and legal fees related to the Dentsply litigation that will continue to have a material adverse effect on the Company's consolidated financial position and results of operations for the foreseeable future.

These same factors have resulted in a loss of $235,192 for the nine months ended March 31, 1999.

On April 16, 1999, certain coating equipment, utilized in the manufacture of abrasive materials in the Precision Abrasives segment, was damaged at the Company's Montgomeryville facility. The damage was caused by water seeping through a section of the facility's roof which was being repaired, and was left unprotected, by an outside contractor during a rainfall. Minor amounts of raw material inventory were also damaged.

The Company's production capacity of abrasive material has been reduced until such time as the coating equipment can be repaired or replaced. The production capacity reduction will continue until at least June of 1999. The Company cannot exactly estimate the capacity reduction at this time, however, the damage could have a material impact on production and, subsequently, on sales and operating income of the Precision Abrasives Segment. The Company is exploring all practical initiatives to reduce the impact of the damaged equipment. A more detailed evaluation of the damage and its impact is in the process of being completed.

The Company believes it has adequate insurance coverage for the repair of the damaged equipment as well as for compensation for the resulting business interruption. The Company has notified its insurer of the damage and is in the process of filing claims.

Summary

The following table sets forth for the periods indicated the Company's key financial information by segment.

                                     For the Three Months           For the Nine Months
                                        Ended March 31                 Ended March 31
                                   -------------------------     --------------------------
                                      1999           1998           1999           1998
                                   ----------     ----------     -----------    -----------
Net Sales:
    Dental Supplies                $2,445,345     $2,529,325     $ 7,806,583    $ 7,851,929
    Precision Abrasives             1,376,333        937,779       3,330,681      3,409,093
                                   ----------     ----------     -----------    -----------

                                   $3,821,678     $3,467,104     $11,137,264    $11,261,022
                                   ==========     ==========     ===========    ===========
Gross Profit:
    Dental Supplies                $1,108,967     $1,185,046     $ 3,475,081    $ 3,588,159
    Precision Abrasives               441,102        366,413       1,101,239      1,317,066
                                   ----------     ----------     -----------    -----------

                                   $1,550,069     $1,551,459     $ 4,576,320    $ 4,905,225
                                   ==========     ==========     ===========    ===========
Operating Income (Loss):
    Dental Supplies                $  276,510     $  218,598     $   610,689    $   802,255
    Precision Abrasives              (482,035)        51,827        (626,888)      (943,720)
                                   ----------     ----------     -----------    -----------

                                   $ (205,525)    $  270,425     $   (16,199)   $  (141,465)
                                   ==========     ==========     ===========    ===========

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended
   March 31, 1998

Net sales for the three months ended March 31, 1999 increased $354,574 from the three months ended March 31, 1998. Net sales in the Dental Supplies segment decreased $83,980 primarily due to a slow-down in sales to international distributors caused by various international monetary problems offset by a continued increase in sales of the Company's proprietary and patented endodontic (root canal) instruments. Net sales in the Precision Abrasives segment increased $438,554 from $937,779 for the three months ended March 31, 1998 to $1,376,333 for the three months ended March 31, 1999 primarily as a result of a shift in product mix to the segment's higher end products.

Gross profit for the three months ended March 31, 1999 decreased $1,390 from the three months ended March 31, 1998. Gross profit in the Dental Supplies segment decreased $76,079 from $1,185,046 (46.9% of Dental Supplies net sales) for the three months ended March 31, 1998 to $1,108,967 (45.4% of Dental Supplies net sales) for the three months ended March 31, 1999. Gross profit in the Precision Abrasives segment increased from $366,413 (39.1% of Precision Abrasives net sales) for the three months ended March 31, 1998 to $441,102 (32.0% of Precision Abrasives net sales) for the three months ended March 31, 1999. The changes in gross profit are due to the aforementioned changes in net sales. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the product mix offered by the Company.

Sales and marketing expenses increased $104,358 from $623,065 (17.9% of net sales) for the three months ended March 31, 1998 to $727,423 (19.0% of net sales) for the three months ended March 31, 1999 primarily as a result of additional cooperative advertising and education seminars sponsored by the Company. General and administrative expenses increased $368,918 from $656,391 (18.9% of net sales) to $1,025,309 (26.8% of net sales) due to higher professional and legal fees incurred in the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The Company believes it will incur significant costs, for the foreseeable future which the Company is unable to estimate due to the nature of litigation, related to the Dentsply litigation and that such costs will have a material adverse effect on the Company's consolidated financial position and results of operations. (See discussion of legal proceedings in Part I, Item 1, Footnote No. 9, to the Consolidated Financial Statements of this Form 10-Q.) Research and development expenses remained relatively constant between periods.

Interest expense increased $80,462 due to increased borrowings related to funding of the Company's current operations. Other income increased $71,251 due to an increase in miscellaneous income earned at seminars and trade shows.

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998

Net sales for the nine months ended March 31, 1999 decreased $123,758 from the nine months ended March 31, 1998. Net sales in the Dental Supplies segment decreased $45,346 due to the previously noted decrease in international sales offset by an increase in the sales of endodontic instruments. Net sales in the Precision Abrasives segment decreased $78,412 from $3,409,093 for the nine months ended March 31, 1998 to $3,330,681 for the nine months ended March 31, 1999 primarily as a result of the sale of the Company's CMP product line for the electronics industry on December 31, 1997 and the introduction of a new sales, marketing and growth strategy which has led to a re-evaluation of target customers and thus a temporary decrease in net sales.

Gross profit for the nine months ended March 31, 1999 decreased $328,905 from the nine months ended March 31, 1998. Gross profit in the Dental Supplies segment decreased $113,078 from $3,588,159 (45.7% of Dental Supplies net sales) for the nine months ended March 31, 1998 to $3,475,081 (44.5% of Dental Supplies net sales) for the nine months ended March 31, 1999. Gross profit in the Precision Abrasives segment decreased $215,827 from $1,317,066 (38.6% of Precision Abrasives net sales) for the nine months ended March 31, 1998 to $1,101,239 (33.1% of Precision Abrasives net sales) for the nine months ended March 31, 1999. The decreases in gross profit are due to the aforementioned decreases in net sales. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the product mix offered by the Company.

Sales and marketing expenses increased $41,478 from $1,922,637 (17.1% of net sales) for the nine months ended March 31, 1998 to $1,964,115 (17.6% of net sales) for the nine months ended March 31, 1999 primarily as a result of additional cooperative advertising and education seminars sponsored by the Company offset by lower sales commissions. General and administrative expenses increased $456,996 from $2,143,721 (19.0% of net sales) to $2,600,717 (23.4% of net sales) due to higher legal and professional fees in connection with the Dentsply litigation. Research and development expenses decreased $952,645 as a result of costs incurred in the nine months ended March 31, 1998 in connection with certain research and development fees paid to Nanophase, as well as the investment of funds during the same period to refine the Company's CMP slurry products.

On December 31, 1997, the Company sold its CMP assets and CMP business product line for the electronics industry and related intellectual property to EKC, a subsidiary of ChemFirst Inc. for $2,450,000 in cash, as well as a deferred payment by EKC contingent on sales of CMP products during the period through June 30, 1999, and varying royalties based on sales of CMP products through 2004. The Company believes the additional deferred payment to be received for the period through June 30, 1999 will not be significant.
This transaction resulted in a pre-tax gain of $1,660,483 for the Company.

Also on December 31, 1997, the Company sold certain particle dispersion technology to Nanophase for $223,000 in cash, resulting in a one-time pre-tax gain of $223,000.

Interest expense increased $36,060 due to increased borrowings related to funding of the Company's current operations. Other income increased $105,285 due to an increase in miscellaneous income earned at seminars and trade shows.

Liquidity and Capital Resources

Historically, the Company's primary source of liquidity has been cash flow from operations. These funds, combined with borrowings under long-term debt obligations with both banks and municipal authorities, have provided the liquidity to finance the Company's capital expenditures and continued operations. Substantially all of the Company's assets are pledged as collateral for its long-term debt.

Net cash of $738,664 and $2,301,336 was used in operating activities in the nine months ended March 31, 1999 and 1998, respectively. The decreasing use of cash between periods was a result of a decrease in the loss from operations, the timing of receivable collections from customers and changes in the level of inventory maintained by the Company, offset by the timing of payments to taxing authorities.

Expenditures for property, plant and equipment totaled $221,194 for the nine months ended March 31, 1999 and $363,765 for the nine months ended March 31, 1998.

Proceeds received from long-term debt were $975,000 and $4,260,000 for the nine months ended March 31, 1999 and 1998, respectively. During the nine months ended March 31, 1998, the Company refinanced a portion of its line of credit with long-term debt with a bank. For the nine months ended March 31, 1999 and 1998, the Company made payments on long-term debt of $1,557,299 and $3,449,223, respectively, which includes payments of $975,000 and $2,562,921 related to refinancing of certain long-term debt during the nine months ended March 31, 1999 and 1998, respectively.

The Company has a commitment for a $3,000,000 line of credit with a bank which will expire on December 31, 1999, subject to renewal. Management intends to renew the line of credit under similar terms and conditions. The line of credit bears interest at the prime rate and is secured by substantially all of the Company's assets. During the nine months ended March 31, 1999, the Company borrowed $1,800,000 under this line of credit. In addition, the Company has an additional convertible line of credit with the same bank to finance legal fees and related expenses under which it may borrow up to $500,000. Repayments on the convertible line will be made in monthly installments based upon the then outstanding amount with the final payment due September 2003. Borrowings under the convertible line bear interest at prime and are secured by a note.

The Company expects to spend approximately $250,000 in fiscal 1999 on capital expenditures, primarily for abrasive and dental instrument manufacturing equipment. The Company also may be required to make expenditures to repair and/or replace certain of its coating equipment damaged in April 1999. (See discussion of casualty loss in Part I, Item 1, Footnote No. 10, to the Consolidated Financial Statements of this Form 10-Q.) The possible amount related to this loss is not known at this time. In addition, the Company is obligated to pay $513,750 over three years relating to the settlement of the foot powder matter, and expects to spend significant funds on the Dentsply litigation. (See discussion of legal proceedings in Part I, Item 1, Footnote

No. 9, to the Consolidated Financial Statements of this Form 10-Q.) The Company anticipates that sufficient cash will be generated from operations to fund these payments and expenditures and, to the extent they are not, they will be funded using the Company's credit facilities.

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

The Company is developing in 1999 contingency plans to address third-party Year 2000 risks, realizing that some disruption may occur despite its best efforts. The Company is in the process of developing those contingency plans for each critical system in the event that one or more of these systems fail.

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MOYCO TECHNOLOGIES, INC.

Dated:  May 14, 1999               BY: /s/Marvin E. Sternberg

                                       -----------------------------------------
                                       Marvin E. Sternberg
                                       Chairman of the Board, President
                                       and Chief Executive Officer (Principal
                                       Executive Officer) and Director


Dated:  May 14, 1999               BY: /s/William G. Woodhead
                                       -----------------------------------------
                                       William G. Woodhead
                                       Secretary/Treasurer (Principal Financial
                                       Officer and Principal Accounting Officer)
                                       and Director