Form 10-K
period 1999-06-30
MOYCO TECHNOLOGIES INC
filed 1999-09-28
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

                           Commission File No. 0-4123

                            MOYCO TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Pennsylvania                                23-1697233
-------------------------------------       ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                200 Commerce Drive
          Montgomeryville, Pennsylvania                      18936
-----------------------------------------------    -----------------------------
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:     (215) 855-4300
                                                      --------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of each exchange on which registered
------------------------------     ---------------------------------------------
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

                          YES  __X__          NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value, based on the closing price of such stock as reported by NASDAQ, of the voting stock (Common stock) held by non-affiliates of the Registrant as of September 24, 1999 was $2,268,217.

For purposes of making this calculation only, the Registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than 10% of the Common stock of the Registrant.

As of September 24, 1999, the number of shares outstanding of the Registrant's Common stock was 4,544,674.

                                     PART I

ITEM 1. BUSINESS.

Moyco Technologies, Inc. and subsidiaries was incorporated in 1968 under the laws of the Commonwealth of Pennsylvania. As used herein, the term "Moyco" or the "Company," includes Moyco Technologies, Inc. and subsidiaries unless the context otherwise indicates.

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

In August 1996, the Company acquired all of the outstanding Common stock of Thompson Dental Mfg. Co. ("Thompson"), a manufacturer of dental hand instruments and related products. Thompson's business activities since the date of acquisition have been included in the Company's Dental Supplies segment.

Business Segments

Financial information relating to Moyco's two business segments and operations, both domestically and internationally, is provided in Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

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

The Dental Supplies segment sells products under the "Moyco Union Broach" and "Thompson" trade names. The Moyco Union Broach product line includes various patented and/or proprietary products under well-known trade names including, but not limited to, FLEX-R Files, LIGHTNING Strips, ONYX-R Files, MASTERSOL, and BEAUTY PINK wax. The Thompson product line offers the professional dental market various proprietary products such as TACTILE TONE hand instruments and the RE-BAG reusable sterilization pouch.

All products are generally sold through salaried salespersons to dental supply wholesalers and distributors serving the professional dental market in the United States and overseas, as well as to a limited number of end users. During the years ended June 30, 1999 and 1998, one Dental Supplies segment customer accounted for 11.9% and 11.1%, respectively, of the Company's total net sales. Sales in the Dental Supplies segment to overseas customers were 12.1%, 17.5% and 10.5% of total net sales for the years ended June 30, 1999, 1998 and 1997, respectively. See Note 9 of Notes to Consolidated Financial Statements.

Sales of the Company's endodontic (root canal) instruments accounted for 25.6%, 24.0% and 20.6% of the Company's total net sales for the years ended June 30, 1999, 1998 and 1997, respectively. Certain of these instruments are subject to litigation with DENTSPLY International Inc. ("Dentsply"). (See discussion of legal proceedings in Part I, Item 3 of this Form 10-K).

While the sales growth of the U.S. dental supplies business has been slower than other industries during the past five years, endodontic (root canal) instrument, material and equipment sales are increasing at a higher rate due to the aging of the U.S. population, expansion of dental services offered by general dentists, and the attractive economics of endodontics. With regard to Moyco's patented line of nickel titanium endodontic instruments, after the dentist is properly trained, use of these items will usually significantly reduce patient "chair time" and potential complications which occur during traditional root canal therapy. The Dental Supplies segment's strength, endodontic instruments, should provide various opportunities for growth. Nevertheless, with regard to all of the other product lines manufactured by the Dental Supplies segment and endodontic instrument business in certain international territories, the Company continues to experience price sensitivity of its customer base which only allows for nominal product price increases. Additionally, the Company's dental distribution customers have been in an environment characterized by consolidations. As a result of these mergers, the Company has experienced, and may continue to experience a reduction in sales as the merged entities combine inventories and purchasing power while reducing the number of vendors supplying commodity type products.

Moyco is in the process of introducing various innovative and proprietary endodontic (root canal) products which are expected to compliment popular Moyco Union Broach products and to fully integrate the endodontic product line. These products, such as POW-R .06 coronal shapers, SLIDE file lubricant and the MARK V apex locator, will allow Moyco to market complete endodontic systems to dental professionals through seminars sponsored by Moyco and its network of authorized distributors. To further expand its endodontic product offering, Moyco, through its Thompson product line, has also developed several new endodontic hand instruments featuring proprietary color-coded tactile tone grips to reduce hand stress.

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

Moyco's abrasive films are manufactured for more than twenty different applications and, therefore, are made in numerous varieties which take into account many factors such as (i) type of grit (i.e., aluminum oxide, diamond, cerium, etc.), (ii) grit size, (iii) grit consistency, (iv) color, (v) type of backing or substrate, (vi) finished product delivery type (i.e., rolls, disks, sheets, strips, etc.) and (vii) customer requirements. The Company sells its precision abrasive products to the following markets: semiconductor and other high-tech manufacturing, fiber optics, dentistry, lapping gem, toy and hobby, imaging, automotive parts, finger nail, ceramic roll and other markets which require fine polishing, lapping and finishing films and/or slurries.

Moyco's abrasives made for the toy and hobby industry ("Flexi-I-Grit") are sold by a master distributor and other repackers through the use of private label arrangements, while the "Ultralap" products are sold by the Company's salesmen either directly to end users or to distributors. Sales in the Precision Abrasives segment to overseas customers were 7.9%, 4.9% and 3.6% of total net sales for the years ended June 30, 1999, 1998 and 1997, respectively. See Note 9 of Notes to Consolidated Financial Statements.

Backlog

There is a backlog of orders in the aggregate of $2,076,024 as of June 30, 1999. There had been a backlog of orders in the aggregate of $2,186,304 as of June 30, 1998. Approximately 75.9% and 67.0% of the backlog at June 30, 1999 and 1998, respectively, relates to the Precision Abrasives segment.

Sources and Availability of Supplies

The Company procures its raw materials and supplies from various sources and does not expect to have any difficulty in procurement during the coming year or the foreseeable future.

Patents, Trademarks and Licenses

The Company's ability to compete effectively with other companies depends, in part, on its ability to protect and maintain the proprietary nature of its technology. The Company owns 9 United States patents, 1 Japanese patent and a number of issued foreign patents and pending patent applications for its products. The Company plans to continue to patent inventions which may provide commercial benefit. Currently, the Company has one patent application pending for a new endodontic instrument design. In addition, the Company is reviewing the possibility of filing several new applications related to both its dental and abrasives technologies. The Company treats its design and technical data as confidential, and relies on nondisclosure safeguards, such as confidentiality agreements, laws protecting trade secrets and agreements to protect proprietary information. The Company has incurred substantial costs in enforcing its patents against infringement by others and defending itself against similar claims of others. Although the Company has been successful to date in disputes involving the validity and enforceability of its patents and in defending itself against claims by others of patent infringement, there can be no assurance that the Company will continue to be successful in such matters in the future or that the Company's patents or other proprietary rights, even if continuing to be held valid, will be broad enough in scope to enable the Company to prevent third parties from producing products using similar technologies or processes. With regard to the current Dentsply litigation, the Company remains confident that its intellectual property position is strong. For more information, see discussion of legal proceedings in Part I, Item 3 of this Form 10-K. The Company also has registered various trademarks which have assisted the Company in building brand identity and loyalty.

Research and Development

The Company engages in research activities directed toward the development of new products relating to current product lines and the improvement of existing products. Spending for research and development totaled $37,857, $986,690 and $186,196, for the years ended June 30, 1999, 1998 and 1997, respectively.

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

Employees

As of June 30, 1999, the Company employs 174 persons, of whom 134 are involved in manufacturing products for the Precision Abrasives and Dental Supplies segments, and 40 are engaged in administration, sales, engineering, supervision and clerical work. The Company has had no work stoppages and considers its relationship with its employees to be good.

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

Dentsply Litigation

On April 22, 1998, the Company was served with a complaint in the United States Court for the Middle District of Pennsylvania by Dentsply claiming infringement of a Dentsply patent by the Company's manufacturing process to fabricate nickel titanium endodontic (root canal) instruments. By amendment, a claim for infringement of a second related patent was later added. The Company has retained counsel to vigorously defend against the Dentsply complaint, which management believes to be without basis. The Company has asserted defenses which management believes meritorious. In addition, the Company has filed counterclaims alleging, among other things, that Dentsply is infringing three Company patents, violating the Sherman Antitrust Act and the Lanham Act, and interfering with the Company's business relationships.

In addition, a related arbitration was recently held in Tulsa, Oklahoma before the American Arbitration Association which addressed issues relating to a settled litigation between the Company and an entity subsequently acquired by Dentsply. The Company is awaiting the arbitrator's ruling.

Moyco is in the process of negotiating an alternative fee agreement with its primary trial attorneys in the Dentsply litigation. In accordance with the proposed terms of the agreement, the Company has begun to pay a fixed monthly fee, effective April 1999. In addition, there is also a proposed contingent fee based on recoveries. Although this proposed agreement will limit certain legal costs in the future, the Company anticipates that total legal and professional fees incurred for the Dentsply litigation will continue to be significant and have a material adverse effect on the Company's consolidated financial position and results of operations for the foreseeable future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Since October 20, 1998, Moyco's Common stock has been traded on the NASDAQ SmallCap Market. Between January 26, 1996, and October 19, 1998, the Company's Common stock was traded on the NASDAQ National Market, and prior to that time was traded in the over-the-counter market between dealers in securities.

The following table sets forth the high and low sales prices per share (adjusted to give retroactive effect to the 10% stock dividend issued on September 30,
1998) for each quarter during fiscal year 1999 and 1998 based on NASDAQ SmallCap and National Market Composite Transactions.

                                                            High       Low
                                                           -----      -----
First quarter ended September 30, 1998                     $3.50      $2.63
Second quarter ended December 31, 1998                      2.00       1.00
Third quarter ended March 31, 1999                          1.38       1.03
Fourth quarter ended June 30, 1999                          1.66       1.00

                                                            High       Low
                                                           -----      -----
First quarter ended September 30, 1997                     $7.45      $4.95
Second quarter ended December 31, 1997                      5.93       4.04
Third quarter ended March 31, 1998                          5.78       3.31
Fourth quarter ended June 30, 1998                          3.82       2.27

There were no cash dividends paid during the years ended June 30, 1999, 1998 and 1997. The ability of the Company to pay any cash dividends on its Common stock is dependent on the Company's earnings and cash requirements. The Company does not anticipate that it will declare or pay any cash dividends on its Common stock for the foreseeable future. The Company issued a 10% stock dividend on all shares of Common stock outstanding as of record September 18, 1998. The new shares were distributed to shareholders on September 30, 1998. All earnings
(loss) per Common share data, shares used in computing earnings (loss) per Common share and all share and option balances and prices were restated to give retroactive effect to the 10% stock dividend. The number of shareholders of record at June 30, 1999 was 614, which excludes shareholders whose shares are held in nominee or "street" name by brokers.

ITEM 6. SELECTED FINANCIAL DATA.

Selected consolidated statement of operations data:

                                                            For the Year Ended June 30
                                      ------------------------------------------------------------------
                                         1999          1998         1997(3)       1996          1995
                                      -----------  -----------   -----------   -----------   -----------
NET SALES                             $15,062,944  $15,337,641   $13,982,927   $11,914,303   $11,880,186

COST OF GOODS SOLD                      8,796,706    8,559,554     8,581,493     7,293,200     6,986,736
                                      -----------  -----------   -----------   -----------   -----------

         Gross profit                   6,266,238    6,778,087     5,401,434     4,621,103     4,893,450

OPERATING EXPENSES(1)                   6,656,528    6,756,281     6,296,883     3,268,965     3,473,919
                                      -----------  -----------   -----------   -----------   -----------

         Income (loss) from
           operations                    (390,290)      21,806      (895,449)    1,352,138     1,419,531

INTEREST (EXPENSE) AND OTHER
   INCOME, net (2)                       (279,972)   1,362,333      (492,783)     (420,605)     (404,873)

INCOME TAX BENEFIT (EXPENSE)              234,461     (322,810)      379,604      (186,394)     (478,344)
                                      -----------  -----------   -----------   -----------   -----------

NET INCOME (LOSS)                     $  (435,801) $ 1,061,329   $(1,008,628)  $   745,139   $   536,314
                                      ===========  ===========   ===========   ===========   ===========

BASIC EARNINGS (LOSS) PER COMMON
   SHARE(4)                           $     (.10)  $     0.23    $    (0.22)   $      0.17   $     0.12
                                      ==========   ==========    ==========    ===========   ==========

DILUTED EARNINGS (LOSS) PER COMMON
   SHARE(4)                           $     (.10)  $     0.23    $    (0.22)   $      0.17   $     0.12
                                      ==========   ==========    ==========    ===========   ==========

(1) In fiscal 1998, the Company made a one-time payment of $775,000 relating to certain research and development fees. See Note 3 of Notes to Consolidated Financial Statements.

(2) On December 31, 1997, the Company sold its chemical mechanical planarization ("CMP") assets and CMP business product line for the electronics industry and related intellectual property to EKC Technology, Inc. ("EKC"), a subsidiary of ChemFirst Inc. for $2,450,000 in cash, as well as a deferred payment by EKC contingent on sales of CMP products during the period through June 30, 1999, and varying royalties based on sales of CMP products through 2004. This transaction resulted in a pre-tax gain of $1,660,483 for the Company in fiscal 1998. See Note 14 of Notes to Consolidated Financial Statements.

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

(4) As adjusted to give retroactive effect to the 10% stock dividend issued on September 30, 1998. See Note 3 of Notes to Consolidated Financial Statements.

Selected consolidated balance sheet data:

                                                                 June 30
                                    ---------------------------------------------------------------------
                                       1999          1998           1997           1996           1995
                                    -----------   -----------    -----------    -----------   -----------
Working capital                     $ 5,159,438   $ 5,575,453    $ 3,729,300    $ 4,717,373   $ 4,589,745
                                    ===========   ===========    ===========    ===========   ===========
Total assets                        $16,205,774   $15,739,912    $15,044,732    $12,544,014   $12,983,665
                                    ===========   ===========    ===========    ===========   ===========

Capital lease obligations,
   excluding current portion        $   292,976   $   152,533    $       --     $       --    $       --
                                    ===========   ===========    ===========    ===========   ==========

Long-term debt, excluding current
   portion                          $ 5,436,092   $ 5,793,718    $ 5,255,263    $ 5,616,112   $ 6,735,460
                                    ===========   ===========    ===========    ===========   ===========
Shareholders' equity                $ 5,427,118   $ 5,879,969    $ 4,820,565    $ 4,975,488   $ 4,150,575
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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as, "may," "will," "should," "expect," "anticipate," "intend," "plan," "project," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to (i) competition within the Company's industries;
(ii) changes in the economics of dentistry, including consolidation, reduced growth in expenditures by private dental insurance plans, and the effects of healthcare reform, which may affect future per capita expenditures for dental services and the ability of dentists to invest in or obtain reimbursement for the use of dental products; (iii) the effect of economic conditions; (iv) supply risks, including shortages and increases in the costs of key raw materials; (v) dependence on the services of the Company's executive officers, and other key operations and technical personnel; (vi) legal proceedings (See discussion of legal proceedings in Part I, Item 3 of this Form 10-K.); and (vii) the effects of the casualty loss at one of the Company's manufacturing facilities (See discussion of casualty loss below).

Overview

The Company recorded a loss of $435,801 for fiscal 1999 primarily due to the significant professional and legal fees incurred by the Company related to the Dentsply litigation, which will continue to have a material adverse effect on the Company's consolidated financial position and results of operations for the foreseeable future. In addition, the Company experienced a decrease in net revenues from international customers in the Dental Supplies segment and incurred expenses for the on-going introduction of a new sales, marketing and growth strategy in the Precision Abrasives segment. The Precision Abrasives segment has targeted four applications and markets to generate additional revenues for its precision lapping films and slurries. The growth strategy is to target specific opportunities related to the finishing and polishing of computer heads, floppy disks, ceramic rolls and automotive parts.

In April 1999, certain coating equipment utilized in the manufacture of abrasive materials in the Precision Abrasives segment was damaged at the Company's Montgomeryville facility. The damage was caused by water seeping through a section of the facility's roof which was being repaired, and was left unprotected by an outside contractor during a rainfall. Minor amounts of raw material inventory were also damaged.

The Company has received insurance proceeds to replace a portion of the damaged equipment and additional funds for repairs on the remaining equipment. In addition, the Company has filed additional claims for the resulting business interruption which are being reviewed by Moyco's insurance provider. The Company will replace the affected equipment in the first quarter of fiscal 2000, thus production capacity may be reduced during this time. The Company is continuing to utilize all practical initiatives to reduce the impact of the damaged equipment and has not experienced any significant reductions in production to date; however, the Company has experienced decreased gross profit margins as a result of the damaged equipment and any reduced production capacity in fiscal 2000 could have a material impact on the future sales and operating income of the Precision Abrasives segment. An accurate evaluation of the ultimate impact on these areas has not yet been made.

Summary

The following table sets forth for the periods indicated the Company's key financial information by segment.

                                                     For the Year Ended June 30
                                                --------------------------------------
                                                    1999        1998           1997
                                                -----------  -----------   -----------
Net sales:
   Dental Supplies                              $10,319,202  $10,915,768   $ 9,537,098
   Precision Abrasives                            4,743,742    4,421,873     4,445,829
                                                -----------  -----------   -----------
                                                $15,062,944  $15,337,641   $13,982,927
                                                ===========  ===========   ===========

Gross profit:
   Dental Supplies                              $ 5,058,017  $ 5,336,168   $ 3,718,354
   Precision Abrasives                            1,208,221    1,441,919     1,683,080
                                                -----------  -----------   -----------
                                                $ 6,266,238  $ 6,778,087   $ 5,401,434
                                                ===========  ===========   ===========

Operating income (loss):
   Dental Supplies                              $   140,814  $ 1,365,562   $  (977,814)
   Precision Abrasives                             (531,104)  (1,343,756)       82,365
                                                -----------  -----------   -----------
                                                $  (390,290) $    21,806   $  (895,449)
                                                ===========  ===========   ===========

Results of Operations

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

Net sales in fiscal 1999 totaled $15,062,944, a decrease of $274,697 from fiscal 1998 sales of $15,337,641. Net sales in the Dental Supplies segment decreased $596,566, primarily due to a decrease in international sales offset by an increase in the sales of the Company's proprietary and patented endodontic (root canal) instruments. Net sales in the Precision Abrasives segment increased $321,869 primarily as a result of the introduction of newly developed higher priced abrasive films for fiber-optic polishing applications.

Gross profit decreased $511,849 from fiscal 1998. As a result of the decreased sales, the gross profit in the Dental Supplies segment decreased $278,151 from $5,336,168 (48.9% of Dental Supplies net sales) in fiscal 1998 to $5,058,017 (49.0% of Dental Supplies net sales) in fiscal 1999. The gross profit in the Precision Abrasives segment decreased $233,698 from $1,441,919 (32.6% of Precision Abrasives net sales) in fiscal 1998 to $1,208,221 (25.5% of Precision Abrasives net sales) in fiscal 1999. Gross profit as a percentage of net sales in the Dental Supplies segment remained relatively constant between periods. The decrease in gross profit percentage for the Precision Abrasives segment is attributable to the casualty loss experienced at the Company's Montgomeryville facility which caused production interruptions and the use of less efficient manufacturing processes during the period subsequent to the loss.

Operating expenses decreased $99,753 from $6,756,281 (44.1% of net sales) in fiscal 1998 to $6,656,528 (44.2% of net sales) in fiscal 1999. This decrease was a result of a $948,833 decrease in research and development expenses as a result of costs incurred in fiscal 1998 in connection with certain research and development fees paid to Nanophase, as well as the investment of funds during the same period to refine the Company's CMP slurry products. Sales and marketing expenses increased $93,297 from $2,715,379 (17.7% of net sales) in fiscal 1998 to $2,808,676 (18.6% of net sales) in fiscal 1999 primarily as a result of additional cooperative advertising and education seminars sponsored by the Company offset by lower sales commissions. General and administrative expenses increased $755,783 from $3,054,212 (19.9% of net sales) in fiscal 1998 to $3,809,995 (25.3% of net sales) in fiscal 1999 due to higher legal and professional fees in connection with the Dentsply litigation. The Company believes it will incur significant costs, which the Company is unable to estimate due to the nature of litigation, related to the Dentsply litigation for the foreseeable future that will have a material adverse effect on the Company's consolidated financial position and results of operations. (See discussion of legal proceedings in Part I, Item 3 of this Form 10-K).

Interest expense decreased due to a decrease in the average interest rate on the Company's outstanding debt obligations (from the renegotiation of the rates on certain mortgages and long-term debt in fiscal 1999) and as a result of lower average outstanding borrowings on the Company's line of credit. Interest income remained relatively constant between periods. Other income increased $149,139 due to the receipt of $200,000 in casualty insurance proceeds to replace equipment damaged as a result of the aforementioned casualty loss at the Montgomeryville facility.

In fiscal 1998, the Company sold its CMP assets and CMP business product line for the electronics industry and related intellectual property to EKC, a subsidiary of ChemFirst Inc. for $2,450,000 in cash, as well as a deferred payment by EKC contingent on sales of CMP products during the period through June 30, 1999, and varying royalties based on sales of CMP products through 2004. The additional deferred payment expected to be received for the period through June 30, 1999 is not significant. This transaction resulted in a pre-tax gain of $1,660,483 for the Company in fiscal 1998.

Also in fiscal 1998, the Company sold certain particle dispersion technology to Nanophase for $223,000 in cash, resulting in a one-time pre-tax gain of $223,000.

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

Net sales in fiscal 1998 increased $1,354,714 from fiscal 1997. Net sales in the Dental Supplies segment increased $1,378,670, from $9,537,098 in fiscal 1997 to $10,915,768 in fiscal 1998 primarily due to increased international sales and increased sales of endodontic instruments. Net sales in the Precision Abrasives segment decreased $23,956.

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

Sales and marketing expenses increased $324,005 from $2,391,374 (17.1% of net sales) in fiscal 1997 to $2,715,379 (17.7% of net sales) in fiscal 1998 partially as a result of the Thompson acquisition and partially due to increased royalty payments and advertising and promotional spending by the Company. General and administrative expenses increased $189,899 from $2,864,313 (20.5% of net sales) to $3,054,212 (19.9% of net sales) due to the Thompson acquisition, as well as legal and professional fees of approximately $520,000 related to the conclusion of the foot powder investigation, settlement of litigation with Cabot Corporation and the Dentsply litigation defense. Research and development expenses increased $800,494 due to costs incurred in connection with certain research and development fees paid to Nanophase, as well as the investment of funds to refine the Company's CMP slurry products.

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

Other income, net increased $80,344 in fiscal 1998 from fiscal 1997 due to a $72,000 gain on miscellaneous property and equipment dispositions in fiscal 1998.

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

Net cash of $51,215 and $1,567,970 was used in operations during fiscal 1999 and 1998, respectively. Net cash of $498,645 was provided by operations in fiscal 1997. In fiscal 1999, the decreasing use of cash between periods was a result of the timing of receivable collections from customers, changes in the level of inventory maintained by the Company and payments to vendors offset by an increasing loss from operations and the timing of payments to taxing authorities. The increased cash used in operations between fiscal 1998 and 1997 was primarily a result of an increase in accounts receivable caused by an extension of credit terms to an increased foreign customer base, an increase in inventory levels to reduce order fulfillment time and payments related to the settlement of the foot powder matter.

Expenditures for property, plant and equipment totaled $291,838 in fiscal 1999, $439,833 in fiscal 1998, and $466,983 in fiscal 1997. The Company received proceeds of $2,673,000 related to the sale of its CMP assets, the CMP business product line for the electronics industry and related intellectual property, and certain particle dispersion technology during fiscal 1998.

Proceeds received from long-term debt were $975,000, $4,260,000, $340,000 for fiscal 1999, 1998 and 1997, respectively, which includes proceeds of $750,000 related to a refinancing of a portion of its line of credit with long-term debt with a bank during fiscal 1998. For fiscal 1999, 1998 and 1997, the Company made payments on long-term debt and capital lease obligations of $1,734,887, $3,651,897 and $1,337,535, respectively, which includes payments of $975,000 and $2,562,921 related to refinancing of certain long-term debt during fiscal 1999 and 1998, respectively.

During fiscal 1999, the Company renegotiated certain of its mortgages and loans to secure more favorable terms and interest rates.

The Company has a commitment for a $3,000,000 line of credit with a bank which will expire on December 31, 1999, subject to renewal. Management intends to renew the line of credit under similar terms and conditions. The line of credit bears interest at the prime rate and is secured by substantially all of the Company's assets. During fiscal 1999, the Company had net borrowings of $1,200,000 under this line of credit. In addition, the Company has an additional convertible line of credit with the same bank to finance legal fees and related expenses under which it may borrow up to $500,000. Repayments on the convertible line of credit will be made in monthly installments beginning October 1999, based upon the then outstanding amount with the final payment due September 2003. Borrowings under the convertible line of credit bear interest at prime. As of June 30, 1999, there had been no borrowings on the convertible line of credit. Subsequent to June 30, 1999, the Company borrowed the maximum amount available under the convertible line of credit. In 1997, the Company used $1,025,000 in net borrowings under the line of credit to retire approximately $670,000 in debt assumed in the Thompson acquisition, as well as for general working capital purposes. These borrowings were repaid in fiscal 1998.

The Company expects to spend approximately $100,000 in fiscal 2000 on capital expenditures, primarily for abrasive and dental instrument manufacturing equipment. The Company also may be required to make additional expenditures to repair and/or replace certain of its coating equipment damaged in April 1999. The possible amount related to this loss is not known at this time. In addition, the Company is obligated to pay $412,500 over three years relating to the settlement of the foot powder matter, and expects to spend significant funds on the Dentsply litigation. (See discussion of legal proceedings in Part I, Item 3, of this Form 10-K.) The Company anticipates that sufficient cash will be generated from operations to fund these payments and expenditures and, to the extent they are not, they will be funded using the Company's credit facilities.

The Company is constantly evaluating its capital structure and considering opportunities for strategic alliances, mergers, acquisitions, secondary offerings, private placements or other transactions. The Company continually evaluates and considers possible acquisition and/or merger opportunities. Among other items, the Company would consider the following factors in determining whether or not to pursue an acquisition or alliance including: (i) synergy with the Company's current lines of business products, (ii) growth potential, (iii) return on investment and (iv) technologies. However, at this time, none of the above opportunities are planned or in process.

The Company believes that inflation has not, and will not, have a material impact on the Company's financial condition and results of operations.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 an amendment of FASB Statement No. 133," which must be adopted by the Company in the year ending June 30, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and is effective for fiscal years beginning after December 15, 1998. The statement also requires that costs related to the preliminary project stage and post implementation/operations stage in an internal-use computer software development project be expensed as incurred. As the Company's current policy falls within the guidelines of SOP 98-1, the adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations.

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

In addition, the Company conducted an analysis to determine the extent to which its major vendors' systems (insofar as they relate to the Company's business) posed Year 2000 issues. Based upon this analysis the Company does not believe it has material exposure to Year 2000 issues with respect to its major vendors' systems; however, the failure of a major vendor to satisfactorily complete the conversion of its systems or a final conversion that is ultimately incompatible with the Company's systems could have a material adverse effect on the Company.

The Company also faces potential loss of revenue from customers who may have Year 2000 issues. Currently, the Company is conducting a review of its customers but is unable to predict how and to what extent its operations may be effected by Year 2000 issues at its customers; however, Year 2000 issues at a significant customer could have a material adverse effect on the Company.

III. Current Status

The expected completion date of the review of customer systems is October 1999.

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

Changes in the U.S. Dental Health Care System. There has been substantial debate in the political arena related to prospective changes in the U.S. health care system. In addition, developments in both the public and the private sector may significantly affect the financing and delivery of dental health care in the United States, including the expansion of managed care programs, large dental practices, franchises, purchasing groups and industry consolidation. Cost containment has been a major element of these developments. There can be no assurance that such changes in the financing and delivery of dental health care will not continue to affect dental capital equipment and supplies procurement patterns or dictate which procedures will be covered by applicable insurance or government funded or subsidized programs. The Company also cannot predict the extent or impact of future legislation or regulations.

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

Governmental Regulation. Government regulation in the U.S. and other countries is a significant factor in the development, manufacturing and marketing of many of the Company's products and in the Company's on-going research and development activities. Specifically, dental devices are subject to United States Food and Drug Administration ("FDA") approval or clearance before they can be utilized for clinical studies or sold commercially. The process for obtaining the necessary approvals and compliance with applicable regulations can be costly and time consuming. There can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sales of the Company's products. There is no assurance the Company will continue to be able to obtain required government approvals or successfully comply with such regulations in a timely and cost-effective manner, if at all, and failure to do so may have an adverse effect on the Company's financial condition and results of operation. Further, there can be no assurances that more stringent regulatory requirements and/or safety and quality standards will not be issued in the future with an adverse effect on the Company's business. Although the Company believes that it is in compliance with all applicable regulations of the FDA, current regulations depend heavily on administrative interpretation and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.

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

Patents and Proprietary Technologies. The Company's ability to compete effectively with other companies depends, in part, on its ability to protect and maintain the proprietary nature of its technology. The Company owns 9 United States patents, 1 Japanese patent and a number of issued foreign patents and pending patent applications for its products. The Company plans to continue to patent inventions which may provide commercial benefit. Currently, the Company has one patent application pending for a new endodontic instrument design. In addition, the Company is reviewing the possibility of filing several new applications related to both its dental and abrasives technologies. The Company treats its design and technical data as confidential, and relies on nondisclosure safeguards, such as confidentiality agreements, laws protecting trade secrets and agreements to protect proprietary information. The Company has incurred substantial costs in enforcing its patents against infringement by others and defending itself against similar claims of others. Although the Company has been successful to date in disputes involving the validity and enforceability of its patents and in defending itself against claims by others of patent infringement, there can be no assurance that the Company will continue to be successful in such matters in the future or that the Company's patents or other proprietary rights, even if continuing to be held valid, will be broad enough in scope to enable the Company to prevent third parties from producing products using similar technologies or processes. With regard to the current Dentsply litigation, the Company remains confident that its intellectual property position is strong. (For more information, see discussion of legal proceedings in Part I, Item 3 of this Form 10-K.)

Product Development. The Company is actively engaged in identifying market needs and in developing products to satisfy those unmet needs. Such products are not necessarily in the Company's current business segments. The Company attempts to validate the existence of such unmet needs as well as the potential revenues, costs and profits involved in satisfying such needs. There is a material risk that the Company's competitors may satisfy those needs with more effective or less expensive products. There is also a material risk that the Company's estimates of the economic potential from such unmet needs may be incomplete or inaccurate, or that the products which the Company develops to meet such needs will be introduced on a timely basis or effective clinically or economically to gain market acceptance.

Change in Marketing Approach. With regard to the Dental Supplies segment, the Company plans to fund and/or sponsor various educational programs including, but not limited to seminars, lectures and demonstrations by industry opinion leaders. While trade shows, dealer product presentations, advertising and other traditional marketing strategies will continue, the Company is shifting its marketing emphasis to professional endorsement of products. The Company believes that this method of marketing will create greater demand for technique sensitive products. With regard to the Precision Abrasives segment, the Company plans to focus on higher margin products. Although the Company believes that this transition will have a long-term positive financial impact, no assurance can be given that the actions taken will provide the intended results, or that the Company will not experience short-term disruptions or an adverse impact of operations during the transition to this new marketing approach.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements:
                                                                            Page
                                                                            ----

     Report of Independent Public Accountants                                24

     Consolidated Balance Sheets - June 30, 1999 and 1998                    25

     Consolidated Statements of Operations - For the Years Ended
       June 30, 1999, 1998 and 1997                                          27

     Consolidated Statements of Shareholders' Equity - For the Years
       Ended June 30, 1999, 1998 and 1997                                    28

     Consolidated Statements of Cash Flows - For the Years Ended
       June 30, 1999, 1998 and 1997                                          29

     Notes to Consolidated Financial Statements                              30


     Schedule II - Valuation and Qualifying Accounts (included
       in Part IV of this Form 10-K)                                         55

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Moyco Technologies, Inc. and subsidiaries:



We have audited the accompanying consolidated balance sheets of Moyco Technologies, Inc. (a Pennsylvania corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moyco Technologies, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                    /s/Arthur Andersen LLP


Philadelphia, Pennsylvania
    September 16, 1999

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                         June 30
                                                                                -------------------------
                                    ASSETS                                        1999           1998
                                    ------                                      -----------  ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                    $ 1,752,468   $ 1,486,554
   Marketable securities                                                                --        185,904
   Accounts receivable, net of reserves of $401,323 and $267,741                  2,458,855     2,504,645
   Note receivable                                                                  206,107           --
   Other receivables                                                                212,928        71,531
   Income tax receivable                                                            155,872           --
   Inventories                                                                    4,373,256     4,335,174
   Deferred income taxes                                                            475,687       257,305
   Prepaid expenses                                                                  31,056        42,026
                                                                                -----------   -----------

                  Total current assets                                            9,666,229     8,883,139
                                                                                -----------   -----------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                             602,433       602,433
   Buildings and improvements                                                     4,624,245     4,587,511
   Machinery and equipment                                                        6,431,093     5,751,307
   Furniture and fixtures                                                           683,941       840,413
   Automotive equipment                                                             139,630       139,630
                                                                                -----------   -----------

                                                                                 12,481,342    11,921,294
   Less- Accumulated depreciation and amortization                               (6,656,644)   (5,885,594)
                                                                                -----------   -----------

                  Net property, plant and equipment                               5,824,698     6,035,700
                                                                                -----------   -----------

OTHER ASSETS:
   Goodwill, less accumulated amortization of $91,242 and $59,734                   381,378       412,886
   Other                                                                            333,469       408,187
                                                                                -----------   -----------

                  Total other assets                                                714,847       821,073
                                                                                -----------   -----------

                                                                                $16,205,774   $15,739,912
                                                                                ===========   ===========


        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                                         June 30
                                                                                ------------------------
                     LIABILITIES AND SHAREHOLDERS' EQUITY                           1999         1998
                     ------------------------------------                       -----------  -----------
CURRENT LIABILITIES:
   Line of credit                                                               $ 1,200,000  $        --
   Current portion of capital lease obligations                                      99,471       71,942
   Current portion of long-term debt                                                614,553      916,576
   Accounts payable                                                               1,968,921    1,323,170
   Income taxes payable                                                                 --       245,326
   Accrued expenses                                                                 623,846      750,672
                                                                                -----------  -----------

                  Total current liabilities                                       4,506,791    3,307,686
                                                                                -----------  -----------

CAPITAL LEASE OBLIGATIONS                                                           292,976      152,533
                                                                                -----------  -----------

LONG-TERM DEBT                                                                    5,436,092    5,793,718
                                                                                -----------  -----------

DEFERRED INCOME TAXES                                                               225,797      141,006
                                                                                -----------  -----------

OTHER LONG-TERM LIABILITIES                                                         317,000      465,000
                                                                                -----------  -----------

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.005 par value,
     2,500,000 shares authorized,
     none issued and outstanding                                                         --           --
   Common stock, $.005 par value, 15,000,000
     shares authorized, 5,205,547 shares issued                                      26,028       26,028
   Additional paid-in capital                                                     5,103,443    5,103,443
   Retained earnings                                                                448,095      883,896
   Less- Treasury stock of 660,873
     and 653,923 shares at cost                                                    (150,448)    (133,398)
                                                                                -----------  -----------

                  Total shareholders' equity                                      5,427,118    5,879,969
                                                                                -----------  -----------

                                                                                $16,205,774  $15,739,912
                                                                                ===========  ===========


        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           For the Year Ended June 30
                                                                     ---------------------------------------
                                                                         1999         1998          1997
                                                                     -----------   -----------   -----------
NET SALES                                                            $15,062,944   $15,337,641   $13,982,927

COST OF GOODS SOLD                                                     8,796,706     8,559,554     8,581,493
                                                                     -----------   -----------   -----------

                  Gross profit                                         6,266,238     6,778,087     5,401,434

OPERATING EXPENSES:
   Sales and marketing                                                 2,808,676     2,715,379     2,391,374
   Research and development                                               37,857       986,690       186,196
   General and administrative                                          3,809,995     3,054,212     2,864,313
   Charge for litigation settlement                                          --            --        855,000
                                                                     -----------   -----------   -----------

                  Income (loss) from operations                         (390,290)       21,806      (895,449)

INTEREST EXPENSE, net                                                   (522,104)     (614,143)     (505,432)

GAIN ON SALE OF CMP BUSINESS                                                 --      1,660,483           --

GAIN ON SALE OF PARTICLE DISPERSION TECHNOLOGY                               --        223,000           --

OTHER INCOME, net                                                        242,132        92,993        12,649
                                                                     -----------   -----------   -----------

                  Income (loss) before taxes                            (670,262)    1,384,139    (1,388,232)

INCOME TAX BENEFIT (EXPENSE)                                             234,461      (322,810)      379,604
                                                                     -----------   -----------   -----------

NET INCOME (LOSS)                                                    $  (435,801)  $ 1,061,329   $(1,008,628)
                                                                     ===========   ===========   ===========

BASIC EARNINGS (LOSS) PER COMMON SHARE
   (NOTE 3)                                                          $    (0.10)   $     0.23    $    (0.22)
                                                                     ==========    ==========    ==========

SHARES USED IN COMPUTING BASIC EARNINGS (LOSS) PER COMMON SHARE
   (NOTE 3)                                                            4,546,602     4,552,152     4,539,845
                                                                     ===========   ===========   ===========

DILUTED EARNINGS (LOSS) PER COMMON SHARE (NOTE 3)                    $    (0.10)   $     0.23    $    (0.22)
                                                                     ==========    ==========    ==========

SHARES USED IN COMPUTING DILUTED EARNINGS (LOSS) PER COMMON SHARE
   (NOTE 3)                                                            4,546,602     4,562,866     4,539,845
                                                                     ===========   ===========   ===========


        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                Common Stock       Additional                    Treasury Stock
                                            --------------------    Paid-In       Retained     --------------------
                                             Shares       Amount    Capital       Earnings     Shares      Amount         Total
                                            ---------    -------   ----------   -----------    -------    ---------    -----------
BALANCE, JUNE 30, 1996                      4,616,740    $23,084   $3,118,236   $ 1,955,121    591,875    $(120,953)   $ 4,975,488
   Issuance of Common stock
     in connection with purchase
     of Thompson Dental Mfg. Co.              115,000        575      861,925           --         --           --         862,500
   Purchase of Common stock for Treasury          --         --           --            --       2,000      (10,220)       (10,220)
   Exercise of Common stock options               475          2        1,423           --         --           --           1,425
   Net loss                                       --         --           --     (1,008,628)       --           --      (1,008,628)
                                            ---------    -------   ----------   -----------    -------    ---------    -----------

BALANCE, JUNE 30, 1997                      4,732,215     23,661    3,981,584       946,493    593,875     (131,173)     4,820,565
   Purchase of Common stock for Treasury          --         --           --            --         600       (2,225)        (2,225)
   Exercise of Common stock options               100          1          299           --         --           --             300
   10% Common stock dividend
      (Note 3)                                473,232      2,366    1,121,560    (1,123,926)    59,448          --             --
   Net income                                     --         --           --      1,061,329        --           --       1,061,329
                                            ---------    -------   ----------   -----------    -------    ---------    -----------

BALANCE, JUNE 30, 1998                      5,205,547     26,028    5,103,443       883,896    653,923     (133,398)     5,879,969
   Purchase of Common stock for Treasury          --         --           --            --       6,950      (17,050)       (17,050)
   Net loss                                       --         --           --       (435,801)       --           --        (435,801)
                                            ---------    -------   ----------   -----------    -------    ---------    -----------

BALANCE, JUNE 30, 1999                      5,205,547    $26,028   $5,103,443   $   448,095    660,873    $(150,448)   $ 5,427,118
                                            =========    =======   ==========   ===========    =======    =========    ===========

        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  For the Year Ended June 30
                                                                         ----------------------------------------
                                                                              1999            1998         1997
                                                                          ------------   -----------   -----------
OPERATING ACTIVITIES:
   Net income (loss)                                                      $  (435,801)   $ 1,061,329   $(1,008,628)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities-
       Provision for accounts receivable reserves                             186,662         47,290       152,245
       Depreciation and amortization                                          829,736        834,805       843,352
       Gain on sale of CMP business                                               --      (1,660,483)          --
       Gain on sale of particle dispersion technology                             --        (223,000)          --
       Gain on disposition of property and equipment                              --         (72,000)          --
       Deferred income taxes                                                 (133,591)       (28,148)     (401,259)
   (Increase) decrease in-
     Accounts receivable                                                     (367,979)      (603,650)     (222,171)
     Note receivable                                                           21,000            --            --
     Other receivables                                                       (141,397)       (71,531)          --
     Income tax receivable                                                   (155,872)           --            --
     Inventories                                                              (38,082)      (683,033)      (17,567)
     Prepaid taxes and expenses                                                10,970         95,424        41,990
     Other assets                                                              47,540        (36,212)       27,643
   Increase (decrease) in-
     Accounts payable                                                         645,751        (29,399)      625,925
     Income taxes payable                                                    (245,326)       245,326           --
     Other accrued expenses                                                  (274,826)      (444,688)      457,115
                                                                          -----------    -----------   -----------
                  Net cash provided by (used in) operating activities         (51,215)    (1,567,970)      498,645
                                                                          -----------    -----------   -----------
INVESTING ACTIVITIES:
   Purchases of and deposits on property, plant and equipment                (291,838)      (439,833)     (466,983)
   Purchases of marketable securities                                             --        (185,904)          --
   Maturities of marketable securities                                        185,904            --            --
   Acquisition of Thompson, net of cash acquired                                  --             --          1,663
   Proceeds from sale of CMP business                                             --       2,450,000           --
   Proceeds from sale of particle dispersion technology                           --         223,000           --
   Proceeds from disposition of property and equipment                            --          72,000           --
                                                                          -----------    -----------   ----------
                  Net cash provided by (used in) investing activities        (105,934)     2,119,263      (465,320)
                                                                          -----------    -----------   -----------
FINANCING ACTIVITIES:
   Net borrowings (repayments) under line of credit                         1,200,000     (1,125,000)    1,025,000
   Proceeds from long-term debt                                               975,000      4,260,000       340,000
   Payments of capital lease obligations                                     (100,238)       (35,946)          --
   Payments of long-term debt                                              (1,634,649)    (3,615,951)   (1,337,535)
   Proceeds from exercise of stock options                                        --             300         1,425
   Purchase of Common stock for treasury                                      (17,050)        (2,225)      (10,220)
                                                                          -----------    -----------   -----------
                  Net cash provided by (used in) financing activities         423,063       (518,822)       18,670
                                                                          -----------    -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     265,914         32,471        51,995
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                1,486,554      1,454,083     1,402,088
                                                                          -----------    -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $ 1,752,468    $ 1,486,554   $ 1,454,083
                                                                          ===========    ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                          $   586,224    $   488,688   $   554,081
                                                                          ===========    ===========   ===========
   Income taxes paid                                                      $   510,000    $       --    $     4,638
                                                                          ===========    ===========   ===========

        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


1. THE COMPANY:

Moyco Technologies, Inc. and subsidiaries (the "Company") operates in two business segments: Dental Supplies and Precision Abrasives. The Dental Supplies segment involves the manufacturing, marketing and distributing of dental supplies, such as waxes, abrasives, medicaments, dental mirrors, endodontic (root canal) instruments, materials and equipment, sundry dental items, hand instruments, sterilization items, as well as the repacking and distributing of other dental products for the professional dental market primarily in the United States with additional sales in Canada, Mexico, South America, Europe and Asia. The Precision Abrasives segment involves the manufacturing of commercial coated abrasives, precision submicron coated abrasives, slurries (wet abrasives) and polishing agents. These products are used for various applications and industries, including but not limited to, fiber optics, lapidary, nail files, dentistry, plastics and woods, semiconductor manufacturing and other high-tech manufacturing procedures which require extremely fine abrasive films and/or slurries to achieve consistently uniform polishing results. The Precision Abrasives segment sells primarily in the United States with additional sales, in Canada, Mexico, Europe and Asia.

2. ACQUISITION:

In August 1996, the Company acquired all of the outstanding Common stock of Thompson Dental Mfg. Co. ("Thompson"), a manufacturer of dental hand instruments and related products, for 115,000 shares of the Company's Common stock and an additional $450,000 cash "earn-out" payable to the selling shareholders over seven years, contingent upon Thompson meeting certain sales targets. The acquisition was accounted for under the purchase method of accounting. The fixed portion of the purchase price of $911,154 includes $862,500 for the 115,000 shares issued and $48,654 for transaction costs. The $450,000 contingent portion of the purchase price, if any, will be recorded when earned. The purchase price was allocated to identifiable assets and liabilities based on their estimated fair values. The $472,620 excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill and is being amortized on a straight-line basis over 15 years.

The noncash assets and liabilities that were consolidated as a result of the Thompson acquisition are as follows:

        Noncash assets (liabilities):
           Accounts receivable, net                             $ 277,595
           Inventories                                            600,795
           Prepaid expenses                                        17,844
           Property, plant and equipment                          915,036
           Goodwill                                               472,620
           Other assets                                            85,000
           Line of credit                                        (100,000)
           Accounts payable                                      (345,272)
           Accrued expenses                                      (245,315)
           Debt                                                  (588,206)
           Deferred income taxes                                 (229,260)
                                                                ---------
        Net noncash assets acquired                               860,837
        Less - Common stock issued                               (862,500)
                                                                ---------
        Net cash acquired                                       $   1,663
                                                                =========

The following unaudited pro forma information for the year ended June 30, 1997 is presented as if the acquisition of Thompson had occurred on July 1, 1996. The unaudited pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined for the period presented and is not necessarily indicative of the operating results to be expected in the future.


        Unaudited pro forma net sales                               $14,278,042
                                                                    ===========

        Unaudited pro forma operating loss                          $  (892,707)
                                                                    ===========

        Unaudited pro forma net loss                                $(1,023,143)
                                                                    ===========

        Unaudited pro forma basic loss per
            Common share (Note 3)                                   $    (0.23)
                                                                    ==========
        Unaudited pro forma diluted loss per
            Common share (Note 3)                                   $    (0.23)
                                                                    ==========

The pro forma adjustments reflected in the above information consist of increased depreciation and amortization charges for assets which were recorded at their estimated fair values at the purchase date and goodwill. The depreciation and goodwill amortization adjustments were $10,812 and $3,282, respectively, for the year ended June 30, 1997.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Reclassifications

The consolidated financial statements for prior years have been reclassified to conform with the current-year presentation.

Statements of Cash Flows

For the purpose of determining cash flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of certificates of deposit and investments in money market accounts. Interest income earned on the investment of cash was $56,427, $60,812 and $47,708 for the years ended June 30, 1999, 1998 and 1997, respectively. The Company incurred $268,210 and $224,475 of capital lease obligations during the years ended June 30, 1999 and 1998, respectively. There were no capital lease obligations incurred during the year ended June 30, 1997. During the year ended June 30, 1999, the Company and a customer agreed to convert $227,107 in accounts receivable into a note receivable due in installments during the year ending June 30, 2000.

Marketable Securities

Investments in marketable securities are categorized as either trading, available-for-sale or held-to-maturity. On June 30, 1998, marketable securities consisted of certificates of deposit with contractual maturities of less than one year which were held to maturity. The certificates of deposit were stated at amortized cost.

Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Significant additions or improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Depreciation and amortization expense is provided on a straight-line basis over the estimated useful lives of the assets as follows:

           Buildings and improvements                    10-25 years
           Machinery and equipment                        5-10 years
           Furniture and fixtures                         5-10 years
           Automotive equipment                              3 years


Interest expense related to and incurred during the construction period of buildings is capitalized as part of the cost of such assets and depreciated over the estimated useful life of the building. Depreciation and amortization expense related to property, plant and equipment including depreciation and amortization expense on equipment under capital leases (see Note 11) was $771,050, $794,539 and $746,282, for the years ended June 30, 1999, 1998 and 1997, respectively.

Goodwill

Goodwill represents the excess of the purchase price of the Thompson acquisition over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Amortization expense was $31,508, $31,508 and $28,266 for the years ended June 30, 1999, 1998 and 1997, respectively.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. As of June 30, 1999, management has evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including accounts receivable, notes receivable, marketable securities, accounts payable and accrued expenses, management believes that the carrying amounts approximate fair value due to their short maturities. The carrying amount and estimated fair value of debt, at June 30, 1999 is $6,050,645 and $5,314,196, respectively, and $6,710,294 and $6,271,362, respectively, at June 30, 1998.

The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current prices for the same or similar issues offered to the Company for debt of the same remaining maturities.

Revenue Recognition

The Company recognizes revenue upon the shipment of its products.

Research and Development

Research and development costs are charged to expense as incurred. During the year ended June 30, 1998, the Company made a one-time payment of $775,000 relating to certain research and development fees. This payment was included in research and development expense in the accompanying consolidated statement of operations for the year ended June 30, 1998.

Advertising Costs

Advertising costs are charged to expense as incurred. The amounts charged to sales and marketing expense in the accompanying consolidated statements of operations for the years ended June 30, 1999, 1998 and 1997, were $336,831, $321,027 and $303,285, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the liability method is used for income taxes. Under this method, deferred tax assets or liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and the laws that are expected to be in effect when the differences reverse.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per Common share computations. All share, per share, options to purchase shares, and option exercise prices per share have been adjusted to give retroactive effect to the 10% stock dividend issued on September 30, 1998, (see below):

                                                                   For the Year Ended June 30,
                                                                               1999
                                                       -----------------------------------------------------
                                                          Loss                 Shares              Per Share
                                                       (Numerator)          (Denominator)            Amount
                                                       -----------          -------------          ---------
Basic loss per Common share
    Net loss                                           $(435,801)             4,546,602              $(0.10)
                                                                                                     ======
Effect of dilutive securities
    Stock options                                             --                     --
                                                       ----------             ---------
Diluted loss per Common share
    Net loss and assumed conversions                   $(435,801)             4,546,602              $(0.10)
                                                       =========              =========              ======

                                                                   For the Year Ended June 30,
                                                                               1998
                                                       -----------------------------------------------------
                                                         Income                Shares              Per Share
                                                       (Numerator)          (Denominator)            Amount
                                                       -----------          -------------          ---------
Basic earnings per Common share
    Net income                                         $1,061,329             4,552,152              $0.23
                                                                                                     =====
Effect of dilutive securities
    Stock options                                              --                10,714
                                                       ----------             ---------
Diluted earnings per Common share
    Net income and assumed conversions                 $1,061,329             4,562,866              $0.23
                                                       ==========             =========              =====

                                                                      For the Year Ended June 30,
                                                                                1997
                                                       -----------------------------------------------------
                                                          Loss                 Shares              Per Share
                                                       (Numerator)          (Denominator)            Amount
                                                       -----------          -------------          ---------
Basic loss per Common share
    Net loss                                           $(1,008,628)           4,539,845              $(0.22)
                                                                                                     ======
Effect of dilutive securities
    Stock options                                               --                   --
                                                       -----------            ---------
Diluted loss per Common share
    Net loss and assumed conversions                   $(1,008,628)           4,539,845              $(0.22)
                                                       ===========            =========              ======

Options to purchase 25,135 shares of Common stock with an average exercise price per share of $3.08 were outstanding during the year ended June 30, 1999, but were not included in the computation of diluted loss per Common share because the Company had a net loss for the year and all outstanding options would have been anti-dilutive. The options, which expire at various times through December 2006, were still outstanding as of June 30, 1999. Options to purchase 4,923 shares of Common stock with an average exercise price per share of $5.91 were outstanding during the year ended June 30, 1998, but were not included in the computation of diluted earnings per Common share because the options' exercise prices were greater than the average market price of the Common shares during the period. Options to purchase 25,245 shares of Common stock with an average exercise price of $3.08 were outstanding during the year ended June 30, 1997, but were not included in the computation of diluted loss per Common share because the Company had a net loss for the year and all outstanding options would have been anti-dilutive.

Stock Dividend

In September 1998, the Company, prior to the filing of its annual report on Form 10-K for the fiscal year ended June 30, 1998, declared a 10% stock dividend to shareholders of record as of September 18, 1998. The new shares were distributed to shareholders on September 30, 1998. Amounts equal to the fair market value (based on the quoted market price) of the additional shares issued were charged to retained earnings and credited to Common stock and additional paid-in capital effective June 30, 1998. Earnings (loss) per Common share, shares used in computing earnings (loss) per Common share and all share and option balances and prices were restated to give retroactive effect to the 10% stock dividend.

Recent Accounting Pronouncements

Effective with the year ended June 30, 1999, the Company was subject to the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income (loss) and all other non-owner changes in equity. For the years ended June 30, 1999, 1998 and 1997 the Company's comprehensive income consists only of net income (loss); therefore, there have been no changes in the display of the Company's consolidated financial statements.

Effective with the year ended June 30, 1999, the Company was subject to the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of this pronouncement did affect certain financial statement disclosures (see Note 9).

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which must be adopted by the Company in the year ending June 30, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and is effective for fiscal years beginning after December 15, 1998. The statement also requires that costs related to the preliminary project stage and post implementation/operations stage in an internal-use computer software development project be expensed as incurred. As the Company's current policy falls within the guidelines of SOP 98-1, the adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations.

4. INVENTORIES:

                                                               June 30
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------

       Raw materials and supplies                      $1,194,084   $1,638,030
       Work-in-process                                  1,928,753    1,697,043
       Finished goods                                   1,250,419    1,000,101
                                                       ----------   ----------
                                                       $4,373,256   $4,335,174
                                                       ==========   ==========
5.       ACCRUED EXPENSES:

                                                               June 30
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------

       Compensation and related benefits               $  303,234   $  247,377
       Other                                              320,612      503,295
                                                       ----------   ----------

                                                       $  623,846   $  750,672
                                                       ==========   ==========

6. LINES OF CREDIT:

The Company has a line of credit with a bank under which it may borrow up to $3,000,000 through December 31, 1999, subject to renewal. There was $1,200,000 of borrowings outstanding on the line of credit at June 30, 1999. Borrowings under the line of credit bear interest at prime (7.75% at June 30, 1999) and are secured by all assets of the Company. The highest levels of borrowings during the years ended June 30, 1999, 1998 and 1997 were $1,800,000, $850,000 and
$1,125,000, respectively. Interest expense on borrowings on the line of credit was $89,595, $151,134 and $17,102 for the years ended June 30, 1999, 1998 and
1997, respectively, at weighted average interest rates of 8.0%, 8.5% and 8.3%, respectively. In addition, the Company has an additional convertible line of credit with the same bank to finance legal fees and related expenses under which it may borrow up to $500,000. Repayments of borrowings under the convertible line of credit will be made in monthly installments beginning October 1999, based upon the then outstanding amount with the final payment due September 2003. Borrowings under the convertible line of credit bear interest at prime (7.75% at June 30, 1999). As of June 30, 1999, there have been no borrowings on the convertible line of credit. The lines of credit are subject to certain financial and non-financial covenants, which include, among others, a ratio of EBITDA to fixed charges, as defined, and a level of tangible net worth.

Thompson Dental Manufacturing Co., Inc., a subsidiary of the Company, is a guarantor and surety of borrowings under these credit facilities.

LONG-TERM DEBT:

                                                                                            June 30
                                                                                     ----------------------
                                                                                        1999        1998
                                                                                     ----------  ----------
  Note payable to bank in monthly installments of $31,667, plus interest at prime minus .05%, through April 1, 2003.  (Interest rate not to exceed 8.45% or be
    below 8.20%).  Rate at June 30, 1999 was 8.20%.                                  $2,084,339  $2,528,384
  Mortgage payable to bank in monthly installments of $11,307, plus interest at
    LIBOR plus 1.63%, through August 2008.  (Interest rate not to exceed 7.29% or
    be below 7.04%).  Rate at June 30, 1999 was 7.04%.                                1,262,853   1,294,583
  Note payable (repaid in December 1998)                                                    --      975,000
  Note payable to bank in monthly installments of $16,525, plus interest at
    LIBOR plus 2.24%, through November 2003.  (Interest rate not to exceed
    7.52% or be below 7.27%.)  Rate at June 30, 1999 was 7.46%.                         954,012         --
  Mortgage payable to municipal authority in monthly installments of $6,371,
    including interest at 2.00%, through July 1, 2010.                                  744,182     804,998
  Mortgage payable to bank in monthly installments of $3,730, plus interest at LIBOR plus 1.63%, through August 2008.  (Interest rate not to exceed
    7.29% or be below 7.04%).  Rate at June 30, 1999 was 7.04%                          427,599     438,522
  Mortgage payable to municipal authority in monthly installments of $1,952,
    including interest at 2.00%, through April 1, 2010.                                 220,038     238,828
  Mortgage payable to bank in monthly installments of $2,543, including interest at prime plus 0.75%, through December 1, 2011.  Rate at June 30,
    1999 was 8.50%.                                                                     218,646     230,524
  Mortgage payable to bank in monthly installments of $5,305, plus interest at a floating interest rate through August 2001.  (Interest rate not to
    exceed 5.85% or be below 5.69%.)  Rate at June 30, 1999 was 5.69%.                  138,976     199,455
                                                                                     ----------  ----------
                                                                                      6,050,645   6,710,294
  Less- Current portion                                                                (614,553)   (916,576)
                                                                                     ----------  ----------
                                                                                     $5,436,092  $5,793,718
                                                                                     ==========  ==========

Interest expense on the Company's long-term debt was $435,522, $542,366 and $539,034 for the years ended June 30, 1999, 1998 and 1997, respectively. During the year ended June 30, 1999, the Company renegotiated certain of its mortgages and loans to secure longer terms and lower interest rates.


Substantially all of the Company's assets are pledged as collateral for the long-term debt. In addition, a mortgage payable to a municipal authority is collateralized by a standby letter of credit in the amount of $150,000 and the two mortgages payable to municipal authorities are subordinate to certain other debt obligations in the aggregate amount of approximately $4,900,000. The Company's long-term debt payable to commercial banks is subject to the same covenants as the lines of credit (see Note 6).

As of June 30, 1999, long-term debt matures as follows:

            2000                                          $  614,553
            2001                                             627,236
            2002                                             580,162
            2003                                           1,275,023
            2004                                             174,323
            Thereafter                                     2,779,348
                                                          ----------
                                                          $6,050,645
                                                          ==========

8. EMPLOYEE BENEFIT PLANS:

Profit Sharing Plan

The Company has a noncontributory profit sharing plan for employees who have completed one full year of service and have attained the age of 21. The Company, at the discretion of the Board of Directors, may make contributions to the plan. The contributions cannot exceed the maximum amount which will constitute an allowable deduction for federal income tax purposes and are based on the Company's profitability and shall be paid from the Company's net and/or retained earnings.

A participating employee's full account becomes payable to the employee's designated beneficiary upon normal retirement, upon retirement at any age due to disability, or upon death. In the event employment is terminated before normal retirement, a portion of the Company's contribution is forfeited unless the employee has at least seven full years of service.

The Company did not make any contributions during the years ended June 30, 1999, 1998 and 1997.

Employee Savings Plan

The tax deferred employee savings and protection plan under Section 401(k) of the Internal Revenue Code is available for all eligible employees. This plan allows an employee to contribute between 3.0% and 10.0% of compensation to the plan and these contributions are not subject to current federal income taxes. The Company matches 50% of the employee's contributions, to a maximum of 3.0% of the employee's earnings, subject to the deferral limit under the Internal Revenue Code. Participants are at all times fully vested in their contributions and the Company contributions become vested at various percentages based on years of service with 20% vested after three years and 20% for each year thereafter.

The Company's matching contributions for the years ended June 30, 1999, 1998 and 1997 were $84,972, $80,863 and $46,855, respectively.

9. BUSINESS SEGMENTS:

The Company operates in two business segments: Dental Supplies and Precision Abrasives. The reportable segments have been identified as they have separate management teams and infrastructures. See Note 1 for a description of the Company's business segments.

The accounting policies of the reportable segments are the same as those described in Note 3. The Company evaluates the performance of its operating segments based on operating income (loss). Intersegment sales and transfers are not significant and all property is located in the United States.

Financial information for each business segment as of June 30, 1999, 1998 and 1997 and for the years then ended is as follows:

                                                                         1999          1998         1997
                                                                     -----------   -----------   -----------
Net sales:
   Domestic customers-
     Dental Supplies                                                 $ 8,492,460   $ 8,237,237   $ 8,071,312
     Precision Abrasives                                               3,554,137     3,676,026     3,939,032
   International customers-
     Dental Supplies                                                   1,826,742     2,678,531     1,465,786
     Precision Abrasives                                               1,189,605       745,847       506,797
                                                                     -----------   -----------   -----------
                                                                     $15,062,944   $15,337,641   $13,982,927
                                                                     ===========   ===========   ===========
Gross profit:
   Dental Supplies                                                   $ 5,058,017   $ 5,336,168   $ 3,718,354
   Precision Abrasives                                                 1,208,221     1,441,919     1,683,080
                                                                     -----------   -----------   -----------
                                                                     $ 6,266,238   $ 6,778,087   $ 5,401,434
                                                                     ===========   ===========   ===========
Operating income (loss):
   Dental Supplies                                                   $   140,814   $ 1,365,562   $  (977,814)
   Precision Abrasives                                                  (531,104)   (1,343,756)       82,365
                                                                     -----------   -----------   -----------
                                                                     $  (390,290)  $    21,806   $  (895,449)
                                                                     ===========   ===========   ===========
Total assets:
   Dental Supplies                                                   $ 9,663,696   $ 9,705,348   $ 9,062,379
   Precision Abrasives                                                 4,175,463     4,196,755     4,403,386
   Corporate                                                           2,366,615     1,837,809     1,578,967
                                                                     -----------   -----------   -----------
                                                                     $16,205,774   $15,739,912   $15,044,732
                                                                     ===========   ===========   ===========
Depreciation and amortization:
   Dental Supplies                                                   $   567,844   $   558,164   $   568,649
   Precision Abrasives                                                   261,892       276,641       274,703
                                                                     -----------   -----------   -----------
                                                                     $   829,736   $   834,805   $   843,352
                                                                     ===========   ===========   ===========
Capital expenditures:
   Dental Supplies                                                   $   195,821   $   368,137   $   310,864
   Precision Abrasives                                                    96,017        71,696       156,119
                                                                     -----------   -----------   -----------
                                                                     $   291,838   $   439,833   $   466,983
                                                                     ===========   ===========   ===========

                                      -40-

10. INCOME TAXES:

                                                                        For the Year Ended June 30
                                                                     --------------------------------
                                                                        1999       1998       1997
                                                                     ---------   --------   ---------
         Current:
             Federal                                                 $(101,690)  $426,372   $  (3,316)
             State                                                         820    (75,414)     24,971
                                                                     ---------   --------   ---------
                                                                      (100,870)   350,958      21,655
                                                                     ---------   --------   ---------
         Deferred:
             Federal                                                  (169,017)  (109,747)   (322,748)
             State                                                      35,426     81,599     (78,511)
                                                                     ---------   --------   ---------
                                                                      (133,591)   (28,148)   (401,259)
                                                                     ---------   --------   ---------
                                                                     $(234,461)  $322,810   $(379,604)
                                                                     =========   ========   =========

A reconciliation of the U.S. Federal Income Tax rate to the effective income tax rate is as follows:

                                                                         For the Year Ended June 30
                                                                     ------------------------------------
                                                                            1999     1998         1997
                                                                     ----------- ----------   -----------
Federal taxes                                                            (34.0)%       34.0%      (34.0)%
State taxes                                                                5.4          0.4        (2.3)
Lower tax rate attributable to foreign sales corporation                    --         (5.2)         --
Other                                                                     (6.4)        (5.9)        9.0
                                                                     ---------   ----------    --------
                                                                         (35.0)%       23.3%      (27.3)%
                                                                     =========   ==========    ========

Deferred income tax assets and liabilities are classified as current and noncurrent based on the financial reporting classification of the related assets and liabilities which gave rise to the temporary difference. Significant components of the deferred income tax assets and liabilities are as follows:

                                                                                    June 30
                                                                             ----------------------
                                                                                1999        1998
                                                                             ---------    ---------
Deferred income tax assets:
    Net operating loss carryforwards                                         $ 187,583    $      --
    Accounts receivable reserves and inventory costs not
      currently deductible                                                     317,903      266,063
    Litigation reserves                                                        123,810       14,795
    Other accruals not currently deductible                                    199,762       81,766
                                                                             ---------    ---------
                                                                               829,058      362,624
Deferred income tax liabilities:
    Depreciation and amortization                                             (287,503)    (137,763)
                                                                             ---------    ---------
                                                                               541,555      224,861
Valuation allowance                                                           (291,665)    (108,562)
                                                                             ---------    ---------

         Net deferred income tax assets                                      $ 249,890    $ 116,299
                                                                             =========    =========

The deferred income tax asset valuation allowance is attributed to certain state deferred tax assets. Management believes sufficient uncertainty exists regarding the realizability of these items that a valuation allowance is required. The valuation allowance increased $183,103 during the year ended June 30, 1999, due principally to state net operating loss carryforwards generated during the year ended June 30, 1999. The net operating loss carryforwards begin to expire in 2008.

11. COMMITMENTS AND CONTINGENCIES:

Dentsply Litigation

On April 22, 1998, the Company was served with a complaint in the United States Court for the Middle District of Pennsylvania by DENTSPLY International, Inc. ("Dentsply") claiming infringement of a Dentsply patent by the Company's manufacturing process to fabricate nickel titanium endodontic (root canal) instruments. By amendment, a claim for infringement of a second related patent was later added. The Company has retained counsel to vigorously defend against the Dentsply complaint which management believes to be without basis. The Company has asserted defenses which management believes meritorious. In addition, the Company has filed counterclaims alleging, among other things, that Dentsply is infringing three Company patents, violating the Sherman Antitrust Act and the Lanham Act, and interfering with the Company's business relationships.

In addition, a related arbitration was recently held in Tulsa, Oklahoma before the American Arbitration Association which addressed issues related to a settled litigation between the Company and an entity subsequently acquired by Dentsply. The Company is awaiting the arbitrator's ruling.

Moyco is in the process of negotiating an alternative fee agreement with its primary trial attorneys in the Dentsply litigation. In accordance with the proposed terms of the agreement, the Company has begun to pay a fixed monthly fee, effective April 1999. In addition, there is also a proposed contingent fee based on recoveries. The Company has recorded all fees owed to date as incurred and will record the contingent fee based upon recoveries, if and when determined, based upon the status of the litigation.

Foot Powder Investigation

The Company settled a Government investigation of Itch-Away Foot Powder which the Company manufactured and sold pursuant to contracts with the United States Defense Department. The Company entered into a civil settlement of the matter agreeing to pay the Government a total of $505,000, without interest. These payments are secured by an irrevocable letter of credit obtained by the Company from a bank. The Company made the first payment of $100,000 in August 1997, the second payment of $101,250 in August 1998 and the third payment of $101,250 in August 1999 and will make two similar annual payments. In connection with this matter, the Company was fined $350,000, which is payable in five annual installments commencing in January 1998. The Company has paid the first and second installments. Interest is payable at 5.42% per year and is due at the end of the fiscal year payout.

Capital Leases

The Company has entered into capital leases for property and equipment which expire at various dates through December 2005. Property and equipment acquired under capital leases at a cost of $492,685 and $224,475, less accumulated amortization of $103,377 and $38,414, are included in property and equipment in the accompanying balance sheets as of June 30, 1999 and 1998, respectively. Interest rates on these capital leases range from 5.1% to 11.1%. Future minimum lease payments under capital leases as of June 30, 1999, are as follows:

           2000                                                   $123,888
           2001                                                    111,662
           2002                                                     71,322
           2003                                                     42,264
           2004                                                     42,264
           Thereafter                                               61,261
                                                                  --------
           Total minimum lease payments                            452,661
           Less - amount representing interest                     (60,214)
                                                                  --------
           Present value of minimum capital
               lease payments                                     $392,447
                                                                  ========

Royalties

The Company has entered into a number of license agreements with third parties. Generally, the agreements require the Company to pay a royalty on sales of certain products that are derived under these licensing agreements. The royalty expense is accrued in the same period in which the revenues incorporating the technology are recognized. Royalty expense for the years ended June 30, 1999, 1998 and 1997 was $228,601, $222,687 and $186,181, respectively.

12. STOCK OPTIONS:

The Company has an incentive stock option plan that provides for the awarding of options for the purchase of up to 220,000 shares of Common stock (as adjusted for the 10% stock dividend issued on September 30, 1998 (see Note 3). Under the plan, options are granted at a price not less than the fair market value at the grant date and become exercisable upon such date. Employee options expire 10 years after the grant date and directors' options expire five years after the grant date. Of the total options authorized for issuance, 129,003 shares have been granted, 102,108 shares have been exercised, and 1,760 shares have been cancelled. As of June 30, 1999, 90,997 options are available for future grants.

The following summarizes information relative to the stock option plan:

                                                                      Weighted
                                                       Exercise       Average
                                                         Price    Exercise Price  Aggregate
                                          Options     (per share)   (per share)    Proceeds
                                          -------     ----------- --------------  ---------
  Balance as of June 30, 1996              16,950    $0.75 - 3.00      $2.34       $39,599

     Granted                                6,475     5.25 - 6.50       6.11        39,588
     Exercised                               (475)           3.00       3.00        (1,425)
                                           ------    ------------      -----       -------

  Balance as of June 30, 1997              22,950     0.75 - 6.50       3.39        77,762

     Granted                                   --              --         --            --
     Exercised                               (100)           3.00       3.00          (300)
     Effect of 10% stock dividend on
       options (Note 3)                     2,285              --         --            --
                                           ------    ------------      -----       -------

  Balance as of June 30, 1998              25,135     0.68 - 5.91       3.08        77,462

     Granted                                   --              --         --            --
     Exercised                                 --              --         --            --
                                           ------    ------------      -----       -------
  Balance as of June 30, 1999              25,135    $ 0.68- 5.91      $3.08       $77,462
                                           ======    ============      =====       =======

The expiration dates for outstanding options at June 30, 1999 range from December 2003 to December 2006, with a weighted average remaining contractual life of 4.6 years.

The following table summarizes information about the stock option plan as of June 30, 1999 based upon the different ranges in exercise prices of the outstanding options and adjusted for the 10% stock dividend issued on September 30, 1998 (see Note 3):

                                                Weighted
       Range of            Options               Average            Weighted
       Exercise          Outstanding            Remaining            Average
        Prices               and            Contractual Life      Exercise Price
      (per share)        Exercisable            (years)             (per share)
      -----------        -----------        ----------------      --------------
         $0.68               5,500                3.5                $ 0.68
          2.73              12,512                6.0                  2.73
       4.77 - 5.91           7,123                7.3                  5.55
                            ------
                            25,135
                            ======

The Company accounts for its options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. Had the Company recognized compensation cost for its stock options consistent with the provisions of SFAS No. 123, the Company's pro forma net income (loss) and pro forma earnings (loss) per Common share would have been as follows:

                                                             For the Year Ended June 30
                                                      --------------------------------------
                                                         1999         1998            1997
                                                      ----------   ----------   ------------
    Net Income (Loss):
        As reported                                   $(435,801)   $1,061,329   $(1,008,628)
                                                      =========    ==========   ===========
        Pro forma                                     $(435,801)   $1,061,329   $(1,035,363)
                                                      =========    ==========   ===========
    Basic Earnings (Loss) per
      Common share (Note 3):
        As reported                                   $  (.10)     $    0.23    $    (0.22)
                                                      =======      =========    ==========
        Pro forma                                     $  (.10)     $    0.23    $    (0.23)
                                                      =======      =========    ==========
    Diluted Earnings (loss) per Common
        share (Note  3):
        As reported                                   $  (.10)     $    0.23    $    (0.22)
                                                      =======      =========    ==========
        Pro forma                                     $  (.10)     $    0.23    $    (0.23)
                                                      =======      =========    ==========

The weighted average fair value of the stock options granted during the year ended June 30, 1997 was $4.13. There were no options granted during the years ended June 30, 1999 and 1998. The fair value of each option granted during the year ended June 30, 1997 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:



      Risk-free interest rate                           6.4%
      Expected dividend yield                             0%
      Expected life                                  5 years
      Expected volatility                              80.0%

13.  CUSTOMER INFORMATION:

The Company's customer base in the Dental Supplies segment consists principally of distributors in the professional dental supply market. The Company's customer base in the Precision Abrasives segment consists principally of large companies in the high-technology industry. During the years ended June 30, 1999 and 1998, one customer in the Dental Supplies segment accounted for 11.9% and 11.1%, respectively, of the Company's total net sales. The Company did not have any customers with net sales in excess of 10% of its total net sales for the year ended June 30, 1997.

As of June 30, 1999, the Company had accounts receivable from one foreign customer in the amount of $365,383. In addition, the Company had a note receivable from the same customer with an outstanding balance of $206,107. The note is scheduled to be repaid in installments during the year ending June 30, 2000. As of June 30, 1999, no other customer represented more than 10% of outstanding receivables.

14. GAIN ON SALE OF CMP BUSINESS AND PARTICLE DISPERSION TECHNOLOGY

On December 31, 1997, the Company sold its chemical mechanical planarization ("CMP") assets and CMP business product line for the electronics industry and related intellectual property to EKC Technology, Inc. ("EKC"), a subsidiary of ChemFirst Inc. for $2,450,000 in cash, as well as a deferred payment by EKC contingent on sales of CMP products during the period through June 30, 1999, and varying royalties based on sales of CMP products through 2004. The additional deferred payment expected to be received for the period through June 30, 1999 is not significant. This transaction resulted in a pre-tax gain of $1,660,483 for the Company. In connection with the sale, EKC agreed that during 1999 it would purchase a portion of the Company's raw material inventory that was on hand at December 31, 1997 for $250,000. As of June 30, 1999, EKC has purchased $125,000 of this inventory.

Also on December 31, 1997, the Company sold certain particle dispersion technology to Nanophase Technologies Corporation ("Nanophase") for $223,000 in cash, resulting in a one-time pre-tax gain of $223,000.

15.  OTHER INCOME, NET:

                                                        For the Year Ended June 30
                                                      ------------------------------
                                                        1999        1998        1997
                                                      --------     -------    -------
    Proceeds from casualty insurance                  $200,000     $    --    $    --
    Gain on disposition of property and equipment           --      72,000         --
    Other income                                        65,690      20,993     15,479
    Other expense                                      (23,558)         --     (2,830)
                                                      --------     -------    -------

                                                      $242,132     $92,993    $12,649
                                                      ========     =======    =======

In April, 1999, certain coating equipment, utilized in the manufacture of abrasive materials in the Precision Abrasives segment, was damaged at the Company's Montgomeryville facility. As a result, the Company received proceeds under its insurance coverage of $200,000, which is being used to replace a portion of the damaged equipment. In addition, the Company has filed additional claims which if paid will be recognized as other income in the period of receipt.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Change in Registrant's Certifying Accountant

None.

Disagreements with Accountants on Accounting and Financial Disclosures.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(1) Executive Officers of the Company:

    (a) The names, ages and positions with the Company of all of the executive officers of the Company, are as follows:

                 Name                   Age          Position with the Registrant
        ---------------------           ---     ------------------------------------------

        Marvin E. Sternberg*            65      Chairman of the Board, President and Chief
                                                   Executive Officer

        Joseph S. Sternberg*            36      Vice President and General Counsel

        Mark E. Sternberg*              32      Administrative Vice President

        William Woodhead                62      Secretary/Treasurer

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

        Mr. Joseph S. Sternberg joined the Company on October 14, 1991, at which time he was named Vice President and General Counsel. Prior to that time he was engaged in the private practice of law. Mr. Sternberg is on the Board of Directors of the American Lung Association of Southeastern Pennsylvania.

        Mr. Mark E. Sternberg joined Moyco on August 15, 1991, at which time he was named Administrative Vice President.

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

               Name                     Age      Other Position with Registrant
        -------------------             ---     --------------------------------
        Marvin E. Sternberg             65      Chairman of the Board, President
                                                  and Chief Executive Officer
        Irvin Paul                      69      None
        Marvin Cravetz                  62      None
        William Woodhead                62      Secretary/Treasurer


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

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows for fiscal years ended June 30, 1999, 1998 and 1997, the cash compensation, as well as certain other compensation paid to the named executive officers and certain other employees:

                           SUMMARY COMPENSATION TABLE

                                                                                     Long-Term Compensation
                                                                        ----------------------------------------------
                                         Annual Compensation                         Awards          Payouts
                           -------------------------------------------  ----------------------------------------------
                                                                                   Securities     Long-
                                                               Other                 Under-       Term
                                                               Annual   Restricted   lying     Incentive      All
Name and Principal                                             Compen-    Stock     Options/      Plan       Other
   Position                  Year     Salary        Bonus      sation    Award(s)    SARs       Payouts   Compensation
--------------------         ----    --------       -----    ---------   --------    -----      -------   ------------
Marvin E. Sternberg          1999    $289,450       $  --       $--        $--        $--         $--       $3,614
   Chairman of the Board,    1998     265,000          --        --         --         --          --        3,750
   President  and CEO        1997     270,000          --        --         --         --          --        3,450

Clarence F. Bartron          1999     136,182          --        --         --         --          --        1,645
   Vice President            1998     128,528          --        --         --         --          --        1,769
   Ultralap Division         1997     131,593          --        --         --         --          --        1,950

Joseph S. Sternberg          1999     115,040          --        --         --         --          --        2,876
   Vice President and        1998     103,175          --        --         --         --          --        2,804
   General Counsel           1997      99,210          --        --         --         --          --        2,193

Mark E. Sternberg            1999     110,400          --        --         --         --          --        2,760
   Administrative Vice       1998     101,775          --        --         --         --          --        2,769
   President                 1997      98,850          --        --         --         --          --        2,193

Jerome Lipkin                1999     124,020          --        --         --         --          --        3,100
   Operations Manager        1998     113,300          --        --         --         --          --        3,007
                             1997     124,880          --        --         --         --          --        2,995

William Woodhead             1999      96,150        5,000       --         --         --          --        2,400
   Secretary/                1998      90,000          --        --         --         --          --        2,345
   Treasurer                 1997      87,830        5,000       --         --         --          --        2,184

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

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                                                                 Number of               Value of
                                                                                Securities              Unexercised
                                                                                Underlying             In-the-Money
                                                                                Unexercised            Options/SARs
                                          Shares                               Options/SARs         At Fiscal Year End
                                     Acquired on            Value          at Fiscal Year End        Exercisable(2)/
            Name                    Exercise(1)(3)       Realized(2)          Exercisable(3)          Unexercisable
-----------------------------       ---------------   -----------------   ---------------------   ------------------
Marvin E. Sternberg                       --                $--                      --                 $   --/--
Clarence F. Bartron                       --                 --                   1,375                     --/--
Joseph S. Sternberg                       --                 --                      --                     --/--
Mark E. Sternberg                         --                 --                   5,500                  4,109/--
Jerome Lipkin                             --                 --                      --                     --/--
William Woodhead                          --                 --                      --                     --/--

(1) Upon exercise of an option, the optionee must pay the exercise price in cash.

(2) Represents the difference between the fair market value of the common stock underlying the option and the exercise price at exercise, or fiscal year-end, respectively.

(3) As adjusted for the 10% stock dividend issued on September 30, 1998. See
    Note 3 of Notes to Consolidated Financial Statements.

DIRECTORS COMPENSATION

Each non-employee director is entitled to receive options to purchase 1,000 shares of the Company's Common stock for each meeting attended. The exercise price of these options are equal to the fair market value of the Company's Common stock on the date of grant. All directors who are also employees do not receive any compensation for serving as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) The following table sets forth information as of June 30, 1999 with respect to any person who is known to the Registrant to be the beneficial owner of more than 5% of any class of Registrant's voting securities:

                                                                      Shares                  Percentage
                                                                    Beneficially                 of
     Title of Class              Name and Address                      Owned                    Class
     --------------              ----------------                   ------------              ----------
     Common stock              Marvin E. Sternberg                  2,668,781(1)                58.7%
                               937 Mt. Pleasant Rd.
                               Bryn Mawr, PA 19010

                               (1) Of these shares 2,649,191 shares are held by
                                   Marvin E. Sternberg, legally and beneficially in his own name; 19,590 shares by Susan
                                   Sternberg, wife of said Marvin E. Sternberg, legally and beneficially in her own name.

 (b) The following table sets forth information as of June 30, 1999 as to each class of equity securities of the Registrant beneficially owned, directly or indirectly, by all directors and officers of the Registrant, as a group:

                                                                           Shares              Percentage
                                                                        Beneficially               of
      Title of Class                Beneficial Owner                      Owned (1)               Class
      --------------            --------------------------              ------------           ----------
      Common stock              Marvin E. Sternberg                       2,668,781               58.7%
      Common stock              Irvin Paul                                       --                 --
      Common stock              Marvin Cravetz                               36,000                0.8
      Common stock              William Woodhead                             11,566                0.3
      Common stock              Joseph S. Sternberg                         182,347                4.0
      Common stock              Mark E. Sternberg                           194,321                4.3
                                                                          ---------               ----
      Common stock              All Officers and Directors
                                (6 in number)                             3,093,015               68.1%
                                                                          =========               ====

                (1) Refer to Footnote (1) of the previous table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No director or officer had any material interest, direct or indirect, in any business transaction of the Company during the period July 1, 1998 through June 30, 1999, or in any such proposed transaction.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


Financial Statements: The following is a list of the Consolidated Financial
    Statements of the Company and Supplementary data filed as part of Item 8 hereof:

    Report of Independent Public Accountants
    Consolidated Balance Sheets --June 30, 1999 and 1998
    Consolidated Statements of Operations -- For the Years Ended June 30, 1999,
      1998 and 1997
    Consolidated Statements of Shareholders' Equity -- For the Years Ended
      June 30, 1999, 1998 and 1997
    Consolidated Statements of Cash Flows -- For the Years Ended June 30, 1999,
      1998 and 1997 Notes to
    Consolidated Financial Statements

Financial Statement Schedules: Included in Part IV of this report.

    For the Years Ended June 30, 1999, 1998 and 1997 -- Schedule II -- Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibits:

    23.1 Consent of Arthur Andersen LLP
    27.0 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

Reports On Form 8-K:

None.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                     FOR THE THREE YEARS ENDED JUNE 30, 1999

      Column A              Column B             Column C                Column D      Column E
--------------------       ----------      ------------------------    ------------  ------------
                                                 Additions
                                           ------------------------
                           Balance at      Charged        Charged                     Balance at
                           Beginning          to          to Other                      End of
                           of Period       Expense        Accounts     Deductions(1)    Period
                           ----------      --------      ---------     -------------  ----------
Accounts receivable
   reserves:
     June 30, 1999          $267,741       $186,662       $    --         $53,080      $401,323
                            ========       ========       =======         =======      ========

     June 30, 1998          $251,330       $ 47,290       $    --         $30,879      $267,741
                            ========       ========       =======         =======      ========

     June 30, 1997          $ 78,990       $152,245       $57,065(2)      $36,970      $251,330
                            ========       ========       =======         =======      ========

(1) Represents accounts written off against the reserve.

(2) Represents balance at acquisition of Thompson.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MOYCO TECHNOLOGIES, INC.

Dated:  September 28, 1999                  BY: /s/Marvin E. Sternberg
                                                -----------------------
                                                Marvin E. Sternberg
                                                Chairman of the Board, President
                                                and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Marvin E. Sternberg                                Dated:  September 28, 1999
-------------------------------------------
Marvin E. Sternberg
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer) and Director

/s/William Woodhead                                   Dated:  September 28, 1999
-------------------------------------------
William Woodhead
Secretary/Treasurer, Principal Financial
Officer and Principal Accounting Officer
and Director

/s/Marvin Cravetz, DDS                                Dated:  September 28, 1999
-------------------------------------------
Marvin Cravetz, DDS
Director