Form 10-Q
period 1999-09-30
MOYCO TECHNOLOGIES INC
filed 1999-11-15
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                           Commission File No. 0-4123

                            MOYCO TECHNOLOGIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Pennsylvania                                             23-1697233
---------------------------------------------------        -----------------------------------------
(State or other jurisdiction of incorporation                (IRS Employer Identification Number)
or organization)

                200 Commerce Drive
         Montgomeryville, Pennsylvania                                         18936
---------------------------------------------------        -----------------------------------------
(Address of principal executive offices)                                   (Zip Code)

Registrant's telephone number, including area code:                      (215) 855-4300
                                                           -----------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES _X_        NO ___

Indicate the number of shares outstanding of each of the Registrant's classes of Common stock as of November 12, 1999: 4,999,142 shares of Common stock (as adjusted for the 10% stock dividend to be issued on November 24, 1999), par value $.005 per share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)

                                                          September 30,          June 30,
                                                              1999                 1999
                                                          -------------        -----------
                             ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                               $ 1,858,988         $ 1,752,468
   Accounts receivable, net of reserves of $401,323          2,463,924           2,458,855
   Note receivable                                             206,107             206,107
   Other receivables                                           297,029             212,928
   Income tax receivable                                       154,112             155,872
   Inventories, estimated (Notes 2 and 4)                    4,393,444           4,373,256
   Deferred income taxes                                       441,262             475,687
   Prepaid expenses                                             89,873              31,056
                                                           -----------         -----------
              Total current assets                           9,904,739           9,666,229
                                                           -----------         -----------
PROPERTY, PLANT AND EQUIPMENT:
   Land                                                        602,433             602,433
   Buildings and improvements                                4,624,245           4,624,245
   Machinery and equipment                                   6,649,555           6,431,093
   Furniture and fixtures                                      683,941             683,941
   Automotive equipment                                        139,630             139,630
                                                           -----------         -----------
                                                            12,699,804          12,481,342
   Less- Accumulated depreciation and amortization          (6,842,533)         (6,656,644)
                                                           -----------         -----------
              Net property, plant and equipment              5,857,271           5,824,698
                                                           -----------         -----------
OTHER ASSETS:
   Goodwill, less accumulated amortization of
      $99,119 and $91,242                                      373,501             381,378
   Other                                                       359,832             333,469
                                                           -----------         -----------
              Total other assets                               733,333             714,847
                                                           -----------         -----------
                                                           $16,495,343         $16,205,774
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

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)

                                   (Continued)

                                                              September 30,         June 30,
                                                                  1999                1999
                                                              -------------        -----------
              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                                              $ 1,500,000         $ 1,200,000
   Current portion of capital lease obligations                    119,449              99,471
   Current portion of long-term debt                               618,431             614,553
   Accounts payable                                                939,234           1,968,921
   Income taxes payable                                             88,273                --
   Accrued expenses                                              1,055,291             623,846
                                                               -----------         -----------
              Total current liabilities                          4,320,678           4,506,791
                                                               -----------         -----------
CAPITAL LEASE OBLIGATIONS                                          371,301             292,976
                                                               -----------         -----------
LONG-TERM DEBT                                                   5,733,814           5,436,092
                                                               -----------         -----------
DEFERRED INCOME TAXES                                              218,884             225,797
                                                               -----------         -----------
OTHER LONG-TERM LIABILITIES                                        220,000             317,000
                                                               -----------         -----------
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY (Note 3):
   Preferred stock, $.005 par value, 2,500,000
      shares authorized, none issued and outstanding                  --                  --
   Common stock, $.005 par value, 15,000,000
      shares authorized, 5,726,102 shares issued                    28,631              26,028
   Additional paid-in capital                                    5,621,395           5,103,443
   Retained earnings                                               131,088             448,095
   Less - Treasury stock of 726,960 and 653,923 shares,
      at cost                                                     (150,448)           (150,448)
                                                               -----------         -----------
              Total shareholders' equity                         5,630,666           5,427,118
                                                               -----------         -----------
                                                               $16,495,343         $16,205,774
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

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                                                     For the
                                                                               Three Months Ended
                                                                                   September 30
                                                                           -----------------------------
                                                                              1999               1998
                                                                           ----------         ----------
NET SALES                                                                  $4,102,961         $3,539,927
COST OF GOODS SOLD                                                          2,309,420          2,068,886
                                                                           ----------         ----------
                Gross profit                                                1,793,541          1,471,041
OPERATING EXPENSES:
   Sales and marketing                                                        589,515            548,891
   Research and development                                                     1,892             15,114
   General and administrative                                                 889,065            616,002
                                                                           ----------         ----------
                Income from operations                                        313,069            291,034
INTEREST EXPENSE, net                                                        (113,982)          (156,149)
OTHER INCOME (EXPENSE), net                                                   134,599             12,457
                                                                           ----------         ----------
                Income before taxes                                           333,686            147,342
INCOME TAX EXPENSE                                                           (130,138)           (55,396)
                                                                           ----------         ----------
NET INCOME                                                                 $  203,548         $   91,946
                                                                           ==========         ==========
BASIC EARNINGS PER COMMON SHARE (Notes 2 and 3)                                   .04                .02
                                                                           ==========         ==========
SHARES USED IN COMPUTING BASIC EARNINGS PER COMMON SHARE (Notes and 3)      4,999,142          5,005,608
                                                                           ==========         ==========
DILUTED EARNINGS PER COMMON SHARE (Notes 2 and 3)                          $      .04         $      .02
                                                                           ==========         ==========
SHARES USED IN COMPUTING DILUTED EARNINGS PER COMMON SHARE (Notes 2 and     4,999,142          5,012,091
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

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                    For the
                                                                              Three Months Ended
                                                                                 September 30
                                                                            ------------------------
                                                                               1999         1998
                                                                            ----------    ----------
OPERATING ACTIVITIES:
   Net income                                                               $  203,548    $   91,946
   Adjustments to reconcile net income to net cash
     used in operating activities-
       Depreciation and amortization                                           200,560       191,949
       Deferred income taxes                                                    27,512        22,508
     (Increase) decrease in-
       Accounts receivable                                                      (5,069)      215,447
       Other receivables                                                       (84,101)       55,946
       Income tax receivable                                                     1,760           --
       Inventories                                                             (20,188)     (234,001)
       Prepaid expenses                                                        (58,817)     (226,990)
       Other assets                                                            (33,157)       37,218
     Increase (decrease) in-
       Accounts payable                                                     (1,029,687)     (543,354)
       Income taxes payable                                                     88,273      (245,326)
       Reserve for litigation settlements                                           --       (95,000)
       Other accrued expenses                                                  334,445       160,799
                                                                            ----------    ----------
                  Net cash used in operating activities                       (374,921)     (568,858)
                                                                            -----------   ----------
INVESTING ACTIVITIES:
   Purchases of and deposits on property, plant and equipment                  (69,462)      (65,321)
                                                                            -----------   ----------
                  Net cash used in investing activities                        (69,462)      (65,321)
                                                                            -----------   ----------
FINANCING ACTIVITIES:
   Net borrowings under lines of credit                                        800,000       900,000
   Proceeds from long-term debt                                                     --            --
   Payments on capital lease obligations                                       (50,697)
   Payments of long-term debt                                                 (198,400)     (221,914)
   Purchase of Common stock for treasury                                            --        (9,062)
                                                                            ----------    ----------
                  Net cash provided by financing activities                    550,903       669,024
                                                                            ----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      106,520        34,845
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               1,752,468     1,486,554
                                                                            ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $1,858,988    $1,521,399
                                                                            ==========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                            $  156,620    $   94,791
                                                                            ==========    ==========
   Income taxes paid                                                        $       --    $  510,000
                                                                            ==========    ==========

        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 1999
                               ------------------

                                   (Unaudited)


1. THE COMPANY:

Moyco Technologies, Inc. and subsidiaries (the "Company") operates in two business segments: Dental Supplies and Precision Abrasives. The Dental Supplies segment involves the manufacturing, marketing and distributing of dental supplies, such as waxes, abrasives, medicaments, dental mirrors, endodontic (root canal) instruments, materials and equipment, sundry dental items, hand instruments, sterilization items, as well as the repacking and distributing of other dental products for the professional dental market primarily in the United States with additional sales in Canada, Mexico, South America, Europe and Asia. The Precision Abrasives segment involves the manufacturing of commercial coated abrasives, precision submicron coated abrasives, slurries (wet abrasives) and polishing agents. These products are used for various applications and industries, including but not limited to, fiber optics, lapidary, nail files, dentistry, plastics and woods, semiconductor manufacturing and other high-tech manufacturing procedures which require extremely fine abrasive films and/or slurries to achieve consistently uniform polishing results. The Precision Abrasives segment sells primarily in the United States with additional sales in Canada, Mexico, Europe and Asia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999, the results of operations and the cash flows for the three months ended September 30, 1999 and 1998. While management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K.

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

Reclassifications

The consolidated financial statements for prior periods have been reclassified to conform with the current-period presentation.

Statements of Cash Flows

For the purpose of determining cash flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of certificates of deposit and investments in money market accounts. Interest income earned on the investment of cash was $22,541 and $15,085 for the three months ended September 30, 1999 and 1998, respectively. The Company incurred $149,000 of capital lease obligations during the three months ended September 30, 1999. There were no capital lease obligations incurred during the three months ended September 30, 1998.

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

Goodwill

Goodwill represents the excess of the purchase price for the fiscal 1997 acquisition of Thompson Dental Manufacturing Co., Inc., one of the Company's wholly-owned subsidiaries, over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Amortization expense was $7,877 for the three months ended September 30, 1999 and 1998, respectively.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. As of September 30, 1999, management has evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

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

Earnings per Common Share

The Company has provided basic and diluted earnings per Common share pursuant to SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic earnings per share is calculated by dividing net income available to Common shareholders by the weighted average number of Common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per Common share computations. All share, per share, options to purchase shares and option exercise prices per share have been adjusted to give retroactive effect to the 10% stock dividends to be issued on November 24, 1999 and the 10% stock dividend issued on September 30, 1998 (see
Note 3):

                                                      For the Three Months Ended September 30
                              --------------------------------------------------------------------------------------
                                                  1999                                        1998
                                 Income         Shares         Per Share    Income         Shares         Per Share
                              (Numerator)   (Denominator)       Amount   (Numerator)   (Denominator)       Amount
                              ------------------------------------------ -------------------------------------------
Basic earnings per Common
   share
     Net income                $203,548       4,999,142           $.04     $91,946       5,005,608          $.02
                                                                  ====                                      ====
Effect of dilutive
   securities
     Stock options                   --              --                         --           6,483
                               --------       ---------                    -------        --------
Diluted earnings per Common
   share
     Net income and assumed
       conversions
                               $203,548       4,999,142           $.04     $91,946       5,012,091          $.02
                               ========       =========           ====     =======       =========          ====

Options to purchase 27,649 and 7,834 shares of Common stock with an average exercise price per share of $2.80 and $5.05 were outstanding during the three months ended September 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per Common share because the options' exercise price of the options was greater than the average market price of the Common shares during the period. The options, which expire at various times through December 2006, were still outstanding as of September 30, 1999.

Recent Accounting Pronouncements

Effective with the year ended June 30, 1999, the Company was subject to the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of this pronouncement did affect certain financial statement disclosures (see Note 8).

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

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and is effective for fiscal years beginning after December 15, 1998. The statement also requires that costs related to the preliminary project stage and post implementation/operations stage in an internal-use computer software development project be charged to expense as incurred. As the Company's current policy falls within the guidelines of SOP 98-1, the adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations.

3. STOCK DIVIDENDS:

In September 1998, the Company, prior to the filing of its annual report on Form 10-K for the fiscal year ended June 30, 1998, declared a 10% stock dividend to shareholders of record as of September 30, 1998. The new shares were distributed to shareholders on September 30, 1998. Amounts equal to the fair market value (based on the quoted market price) of the additional shares issued were charged to retained earnings and credited to Common stock and additional paid-in capital effective June 30, 1998.

Subsequent to September 30, 1999, the Company declared a 10% stock dividend to shareholders of record as of November 3, 1999. The dividend will be distributed to shareholders on November 24, 1999. Accordingly, amounts equal to the fair market value (based on the quoted market price) of the additional shares to be issued have been charged to retained earnings and credited to Common stock and additional paid-in capital in the accompanying consolidated balance sheet effective September 30, 1999.

Earnings per Common share, shares used in computing earnings per Common share and all share and option balances and prices were restated to give retroactive effect to these 10% stock dividends.

4. INVENTORIES:

                                         September 30,        June 30,
                                             1999               1999
                                         -------------       ----------
   Raw materials and supplies              $1,090,980        $1,194,084
   Work-in-process                          2,397,080         1,928,753
   Finished goods                             905,384         1,250,419
                                           ----------        ----------
                                           $4,393,444        $4,373,256
                                           ==========        ==========

5. ACCRUED EXPENSES:

                                         September 30,        June 30,
                                             1999               1999
                                         -------------       ----------
  Compensation and related benefits        $  254,996        $  303,234
  Other                                       800,295           320,612
                                           ----------        ----------

                                           $1,055,291        $  623,846
                                           ==========        ==========

6. LINES OF CREDIT:

The Company has a line of credit with a bank under which it may borrow up to $3,000,000 through December 31, 1999, subject to renewal. There was $1,500,000 of borrowings outstanding on the line of credit at September 30, 1999. Borrowings under the line bear interest at prime (8.25% at September 30, 1999) and are secured by all assets of the Company. In addition, the Company had an additional convertible line of credit with the same bank under which it could borrow up to $500,000 to finance legal fees and related expenses. During the three months ended September 30, 1999, the Company borrowed the maximum amount available under the convertible line of credit and has included these amounts in long-term debt on the accompanying consolidated balance sheet based upon the scheduled repayment terms. The lines of credit are subject to certain financial and non-financial covenants, which include, among others, a ratio of EBITDA to fixed charges, as defined, and a level of tangible net worth.

Thompson Dental Manufacturing Co., Inc., a subsidiary of the Company, is a guarantor and surety of borrowings under these credit facilities.

7. LONG-TERM DEBT:

                                                                                  September 30,       June 30,
                                                                                      1999              1999
                                                                                  -------------       --------
   Note payable to bank in monthly installments of $31,667, plus interest at prime minus .05%, through April 1, 2003
       (Interest rate not to exceed 8.45% or be below 8.20%).
       Rate at September 30, 1999 was 8.20%.                                       $1,933,511        $2,084,339

   Mortgage payable to bank in monthly installments of $11,307, plus interest at LIBOR plus 1.63%, through August 2008
       (Interest rate not to exceed 7.29% or be below 7.04%).
       Rate at September 30, 1999 was 7.04%.                                        1,257,758         1,262,853

   Note payable to bank in monthly installments of $16,525, plus interest at
       LIBOR plus 2.24%, through November 2003
       (Interest rate not to exceed 7.52% or be below 7.27%).
       Rate at September 30, 1999 was 7.52%.                                          944,698           954,012

   Mortgage payable to municipal authority in monthly installments of $6,371, including interest at 2.00%, through July 1,
       2010.                                                                          741,965           744,182

   Convertible line of credit payable to bank payable in monthly installments of principle and interest, through September 2003.
       Rate at September 30, 1999 was 8.25%.                                          500,000              --

   Mortgage payable to bank in monthly installments of $3,730, plus interest at LIBOR plus 1.63%, through August 2008
       (Interest rate not to exceed 7.29% or be below 7.04%).
       Rate at September 30, 1999 was 7.04%.                                          425,864           427,599

                                      -7-

                                                                                  September 30,       June 30,
                                                                                      1999              1999
                                                                                  -------------       --------
   Mortgage payable to municipal authority in monthly installments of $1,952, including interest at 2.00%, through April 1,
       2010                                                                        $  204,645        $  220,038

   Mortgage payable to bank in monthly installments of $5,305, plus interest at a floating interest rate through August
       2001.  (Interest rate not to exceed 5.85% or be below
       5.69%.)  Rate at June 30, 1999 was 5.69%                                       128,618           138,976

   Mortgage payable to bank in monthly installments of $2,543, including interest at prime plus 1.5%, through December 1,
       2011.  Rate at September 30, 1999 was 9.75%                                    215,186           218,646
                                                                                   ----------        ----------
                                                                                    6,352,245         6,050,645
   Less- Current portion                                                             (618,431)         (614,553)
                                                                                   ----------        ----------
                                                                                   $5,733,814        $5,436,092
                                                                                   ==========        ==========

Substantially all of the Company's assets are pledged as collateral for the long-term debt. In addition, a mortgage payable to a municipal authority is collateralized by a $150,000 standby letter of credit and the two mortgages payable to municipal authorities are subordinate to certain other debt obligations in the aggregate amount of approximately $5,300,000. The Company's long-term debt payable to commercial banks is subject to the same covenants as the lines of credit (see Note 6).

As of September 30, 1999, long-term debt matures as follows:

          2000                                       $  618,431
          2001                                          620,176
          2002                                          571,689
          2003                                        1,002,721
          2004                                          933,995
          Thereafter                                  2,605,233
                                                     ----------
                                                     $6,352,245
                                                     ==========

8. BUSINESS SEGMENTS:

The Company operates in two business segments: Dental Supplies and Precision Abrasives. The reportable segments have been identified as they have separate management teams and infrastructures. See Note 1 for description of the Company's business segments.

The accounting policies of the reportable segments are the same as those of the consolidated Company. The Company evaluates the performance of its operating segments based on operating income (loss). Intersegment sales and transfers are not significant and all property is located in the United States.

Financial information for each business segment as of September 30, 1999 and 1998 and for the three months then ended is as follows:

                                            1999              1998
                                         ----------        ----------
   Net sales:
     Domestic customers -
        Dental supplies                 $ 2,265,791       $ 2,219,423
        Precision abrasives               1,226,343           698,843
     International customers-
        Dental supplies                     409,497           384,812
        Precision abrasives                 201,330           236,849
                                        -----------       -----------
                                        $ 4,102,961       $ 3,539,927
                                        ===========       ===========
   Gross profit:
        Dental supplies                 $ 1,396,537       $ 1,178,070
        Precision abrasives                 397,004           292,971
                                        -----------       -----------
                                        $ 1,793,541       $ 1,471,041
                                        ===========       ===========
   Operating income (loss):
     Dental supplies                    $   321,106       $    57,355
     Precision abrasives                     (8,037)          233,679
                                        -----------       -----------
                                        $   313,069       $   291,034
                                        ===========       ===========
   Total Assets
     Dental Supplies                    $12,131,489       $11,344,994
     Precision abrasives                  4,363,854         4,420,066
                                        -----------       -----------
                                        $16,495,343       $15,765,060
                                        ===========       ===========
   Depreciation and amortization:
     Dental supplies                    $   127,579       $   127,807
     Precision abrasives                     72,981            64,142
                                        -----------       -----------
                                        $   200,560       $   191,949
                                        ===========       ===========
    Capital expenditures:
      Dental supplies                   $    59,591       $    30,989
      Precision abrasives                     9,871            34,332
                                        -----------       -----------
                                        $    69,462       $    65,321
                                        ===========       ===========

                                      -9-

9. COMMITMENTS AND CONTINGENCIES:

Dentsply Litigation

On April 22, 1998, the Company was served with a complaint in the United States District Court for the Middle District of Pennsylvania by DENTSPLY International, Inc. ("Dentsply") claiming infringement of a Dentsply patent by the Company's manufacturing process to fabricate nickel titanium endodontic (root canal) instruments. By amendment, a claim for infringement of a second related patent was later added. The Company has retained counsel to vigorously defend against the Dentsply complaint, which it believes to be without basis. The Company has asserted defenses which it believes meritorious. In addition, the Company has filed counterclaims alleging, among other things, that Dentsply is infringing three Company patents, violating the Sherman Antitrust Act, the Lanham Act, and interfering with the Company's business relationships.

One of the Company's counterclaims in the Dentsply litigation involves patents covering an endodontic (root canal) instrument design. An arbitrator appointed by the American Arbitration Association issued a ruling in October 1999 allowing Dentsply a specific tolerance related to an important angle of the tip of certain endodontic instruments, finding that instruments within this tolerance did not violate the Company's patents. The Company believes that this ruling permits it to proceed with its patent infringement counterclaim against Dentsply with respect to Dentsply's instruments that fall below the allowed tolerance.

Foot Powder Investigation

The Company settled a Government investigation of Itch-Away Foot Powder which the Company manufactured and sold pursuant to contracts with the United States Defense Department. The Company entered into a civil settlement of the matter agreeing to pay the Government a total of $505,000, without interest. These payments are secured by an irrevocable letter of credit obtained by the Company from a bank. The Company made the first payment of $100,000 in August 1997, the second payment of $101,250 in August 1998 and the third payment of $101,250 in August 1999, and will make two similar annual payments. In connection with this matter, the Company was fined $350,000, which is payable in five annual installments commencing in January 1998. The Company has paid the first and second installments. Interest is payable at 5.42% per year and is due at the end of the fiscal year payout.

Capital Leases

The Company has entered into capital leases for property and equipment which expire at various dates through December 2005. Property and equipment acquired under capital leases at a cost of $641,685 and $492,685, less accumulated amortization of $159,457 and $103,377, are included in property and equipment in the accompanying consolidated balance sheets as of September 30, 1999 and June 30, 1999, respectively. Interest rates on these capital leases range from 5.1% to 11.1%. Future minimum lease payments under capital leases as of September 30, 1999, are as follows:

          2000                                              $ 146,510
          2001                                                136,341
          2002                                                 96,001
          2003                                                 66,943
          2004                                                 66,943
          Thereafter                                          114,843
                                                            ---------
          Total minimum lease payments                        627,581
          Less - Amount representing interest                (136,831)
                                                            ----------
          Present value of minimum capital
              lease payments                                $ 490,750
                                                            =========

Royalties

The Company has entered into a number of license agreements with third parties. Generally, the agreements require the Company to pay a royalty on sales of certain products that are derived under these licensing agreements. The royalty expense is accrued in the same period in which the revenues incorporating the technology are recognized.

10. OTHER INCOME, NET:

In April 1999, certain coating equipment, utilized in the manufacture of abrasive materials in the Precision Abrasives segment, was damaged at the Company's Montgomeryville facility. As a result, the Company received proceeds under its insurance coverage of $200,000 during the twelve months ended June 30, 1999 and $135,000 during the three months ended September 30, 1999, which was used to replace a poriton of the damaged equipment. In addition, the Company has filed additional claims which it paid and will be recognized as other income in the period of receipt.


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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology such as, "may," "will," "expect," "anticipate," "intend," "plan," "project," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to (i) competition within the Company's industries; (ii) changes in the economics of dentistry, including consolidation, reduced growth in expenditures by private dental insurance plans, and the effects of healthcare reform, which may affect future per capita expenditures for dental services and the ability of dentists to invest in or obtain reimbursement for the use of dental products;
(iii) the effect of economic conditions; (iv) supply risks, including shortages and increases in the costs of key raw materials; (v) dependence on the services of the Company's executive officers, and other key operations and technical personnel; and (vi) legal proceedings. (See discussion of legal proceedings in Part I, Item 1, Footnote No. 9, to the Consolidated Financial Statements of this Form 10-Q).

Overview

The Company recorded net income of $203,548 and $91,946 for the three months ended September 30, 1999 and 1998, respectively. The improved operating results were due to increased net sales offset by increased professional and legal fees incurred by the Company related to the Dentsply litigation, which will continue to have a material adverse effect on the Company's consolidated financial position and results of operations for the foreseeable future. In addition, during the three months ended September 30, 1999, the Company recorded other income of $135,000 related to casualty insurance proceeds (see below).

As previously noted by the Company, in April 1999, certain coating equipment utilized in the manufacture of abrasive materials in the Precision Abrasives segment was damaged at the Company's Montgomeryville facility. The damage was caused by water seeping through a section of the facility's roof which was being repaired, and was left unprotected by an outside contractor during a rainfall. Minor amounts of raw material inventory were also damaged.

The Company received insurance proceeds to replace a portion of the damaged equipment and additional funds for repairs on the remaining equipment. In addition, the Company has filed additional claims for the resulting business interruption which are being reviewed by Moyco's insurance provider. The Company replaced the affected equipment during the three months ended September 30, 1999, which resulted in little or no impact on overall production capacity.

Summary

The following table sets forth for the periods indicated the Company's key financial information by segment.

                                     For the Three Months
                                      Ended September 30
                                ----------------------------
                                   1999              1998
                                ----------        ----------

Net sales:
   Dental Supplies              $2,675,288        $2,604,235
   Precision Abrasives           1,427,673           935,692
                                ----------        ----------
                                $4,102,961        $3,539,927
                                ==========        ==========
Gross profit:
   Dental Supplies              $1,396,537        $1,178,070
   Precision Abrasives             397,004           292,971
                                ----------        ----------
                                $1,793,541        $1,471,041
                                ==========        ==========
Operating income (loss):
   Dental Supplies              $  321,106        $   57,355
   Precision Abrasives              (8,037)          233,679
                                ----------        ----------
                                $  313,069        $  291,034
                                ==========        ==========

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended
   September 30, 1998

Net sales for the three months ended September 30, 1999 increased $563,034 from the three months ended September 30, 1998. Net sales in the Dental Supplies segment increased $71,053 primarily due to increased sales of the Company's propriety and patented endodontic (root canal) instruments. Net sales in the Precision Abrasives segment increased $491,981 from $935,692 for the three months ended September 30, 1998 to $1,427,673 for the three months ended September 30, 1999 primarily as a result of sales of newly developed, higher priced abrasive films for fiber-optic polishing applications.

Gross profit for the three months ended September 30, 1999 increased $322,500 from the three months ended September 30, 1998. Gross profit in the Dental Supplies segment increased $218,467 from $1,178,070 (45.2% of Dental Supplies net sales) for the three months ended September 30, 1998 to $1,396,537 (52.2% of Dental Supplies net sales) for the three months ended September 30, 1999. Gross profit in the Precision Abrasives segment increased from $292,971 (31.3% of Precision Abrasives net sales) for the three months ended September 30, 1998 to $397,004 (27.8% of Precision Abrasives net sales) for the three months ended September 30, 1999. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the product mix offered by the Company.

Sales and marketing expenses increased $40,624 from $548,891 (15.5% of net sales) for the three months ended September 30, 1998 to $589,515 (14.4% of net sales) for the three months ended September 30, 1999 primarily as a result of increased advertising charges, coupled with expenses incurred for new Company sales catalogs. General and administrative expenses increased $273,063 from $616,002 (17.4% of net sales) to $889,065 (21.7% of net sales) due to higher professional and legal fees incurred in the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The Company believes it will incur significant costs, which the Company is unable to estimate due to the nature of litigation, related to the Dentsply litigation for the foreseeable future that will have a material adverse effect on the Company's consolidated financial position and results of operations. (See discussion of legal proceedings in Part I, Item 1, Footnote No. 9, to the Consolidated Financial Statements of this Form 10-Q.)

Interest expense decreased due to a decrease in the average interest rate on the Company's outstanding debt obligations from the renegotiation of the rates on certain mortgages and long-term debt in fiscal 1999. Other income (expense) increased $122,142 between periods due to the receipt of $135,000 in casualty insurance proceeds to replace equipment damanged as a result of the aforementioned casualty loss at the Montgomeryville facility.

Research and development expenses and interest income remained relatively constant between periods.

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

Net cash of $374,921 was used in operating activities in the three months ended September 30, 1999. Net cash of $568,858 was used in operating activities in the three months ended September 30, 1998. The decreasing use of cash between periods was a result of increased net income and the timing of payments to vendors and taxing authorities and changes in the level of inventory maintained by the Company, offset by the timing of receivable collections.

Expenditures for property, plant and equipment totaled $69,462 for the three months ended September 30, 1999 and $65,321 for the three months ended September 30, 1998.

For the three months ended September 30, 1999 and 1998, the Company made payments on long-term debt of $198,400 and $221,914, respectively.

The Company has a commitment for a $3,000,000 line of credit with a bank which will expire on December 31, 1999, subject to renewal. Management intends to renew the line of credit under similar terms and conditions. The line of credit bears interest at the prime rate and is secured by substantially all of the Company's assets. In addition, the Company had an additional convertible line of credit with the same bank under which it could borrow up to $500,000 to finance legal fees and related expenses. During the three months ended September 30, 1999, the Company borrowed the maximum amount available under the convertible line of credit.

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

Recent Accounting Pronouncements

In June 1998, the Financial Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which must be adopted by the Company in the year ending June 30, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations.

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

In addition, the Company conducted an analysis to determine the extent to which its major vendors' systems (insofar as they relate to the Company's business) posed Year 2000 issues. Based upon this analysis the Company does not believe it has material exposure to Year 2000 issues with respect to its major vendors' systems; however, the failure of major vendor to satisfactorily complete the conversion of its systems or a final conversion that is ultimately incompatible with the Company's systems could have a material adverse effect on the Company.

The Company also faces potential loss of revenue from customers who may have Year 2000 issues. Currently, the Company is conducting a review of its customers but is unable to predict how and to what extent its operations may be effected by Year 2000 issues at its customers; however, Year 2000 issues at a significant customer could have a material adverse effect on the Company.

III. Current Status

The Company is continuing to review customer systems for Year 2000 compliance. All of its material customers have responded that their systems are or will be in compliance, but the Company is awaiting responses from smaller customers and has recirculated its request for information to customers that have not responded.

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

The Company continues developing contingency plans to address third-party Year 2000 risks, realizing that some disruption may occur despite its best efforts. The Company is in the process of developing those contingency plans for each critical system in the event that one or more of these systems fail.

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

(b) Reports on Form 8-K
    1. The Company filed a Form 8-K on October 26, 1999, announcing a ten percent (10%) stock dividend on all shares of Common stock outstanding of record November 3, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MOYCO TECHNOLOGIES, INC.

Dated: November 15, 1999        BY: /s/Marvin E. Sternberg
                                    --------------------------------------------
                                    Marvin E. Sternberg
                                    Chairman of the Board, President
                                    and Chief Executive Officer (Principal
                                    Executive Officer) and Director



Dated: November 15, 1999        BY: /s/William G. Woodhead
                                    --------------------------------------------
                                    William G. Woodhead
                                    Secretary/Treasurer, Principal Financial
                                    Officer and Principal Accounting Officer and
                                    Director