Form 10-Q
period 1999-12-31
MOYCO TECHNOLOGIES INC
filed 2000-02-14
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                           Commission File No. 0-4123
                                               ------

                            MOYCO TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                     23-1697233
-------------------------------              -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation  or organization)

          200 Commerce Drive
     Montgomeryville, Pennsylvania                          18936
----------------------------------------     -----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including                (215) 855-4300
area code:                                   -----------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES __X__                 NO ___

Indicate the number of shares outstanding of each of the Registrant's classes of Common stock as of December 31, 1999: 4,999,142 shares of Common stock, par value $.005 per share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                December 31,          June 30,
                                                                                    1999                1999
                                                                             ----------------    ----------------
                             ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                 $      1,922,026    $      1,752,468
   Accounts receivable, net of reserves of $401,323                                 2,721,157           2,458,855
   Note receivable                                                                    196,107             206,107
   Other receivables                                                                   62,570             212,928
   Income tax receivable                                                              154,112             155,872
   Inventories, estimated (Notes 2 and 4)                                           4,117,589           4,373,256
   Deferred income taxes                                                              441,262             475,687
   Prepaid expenses                                                                    96,381              31,056
                                                                             ----------------    ----------------
              Total current assets                                                  9,711,204           9,666,229
                                                                             ----------------    ----------------
PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                               602,433             602,433
   Buildings and improvements                                                       4,624,245           4,624,245
   Machinery and equipment                                                          6,670,398           6,431,093
   Furniture and fixtures                                                             683,941             683,941
   Automotive equipment                                                               139,630             139,630
                                                                             ----------------    ----------------
                                                                                   12,720,647          12,481,342
   Less- Accumulated depreciation and amortization                                 (7,034,861)         (6,656,644)
                                                                             -----------------   ----------------

              Net property, plant and equipment                                     5,685,786           5,824,698
                                                                             ----------------    ----------------
OTHER ASSETS:
   Goodwill, less accumulated amortization of
      $106,996 and $91,242                                                            365,624             381,378
   Other                                                                              361,962             333,469
                                                                             ----------------    ----------------

              Total other assets                                                      727,586             714,847
                                                                             ----------------    ----------------
                                                                             $     16,124,576    $     16,205,774
                                                                             ================    ================

        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                   (Continued)

                                                                                December 31,          June 30,
                                                                                    1999                1999
                                                                             -----------------   ----------------
              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit                                                            $      1,500,000    $      1,200,000
   Current portion of capital lease obligations                                        97,049              99,471
   Current portion of long-term debt                                                  724,107             614,553
   Accounts payable                                                                 1,169,962           1,968,921
   Income taxes payable                                                               122,790                 --
   Accrued expenses                                                                   598,833             623,846
                                                                             ----------------    ----------------
              Total current liabilities                                             4,212,741           4,506,791
                                                                             ----------------    ----------------
CAPITAL LEASE OBLIGATIONS                                                             350,818             292,976
                                                                             ----------------    ----------------
LONG-TERM DEBT                                                                      5,437,474           5,436,092
                                                                             ----------------    ----------------
DEFERRED INCOME TAXES                                                                 218,884             225,797
                                                                             ----------------    ----------------
OTHER LONG-TERM LIABILITIES                                                           220,000             317,000
                                                                             ----------------    ----------------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY (Note 3):
   Preferred stock, $.005 par value, 2,500,000
      shares authorized, none issued and outstanding                                      --                  --
   Common stock, $.005 par value, 15,000,000
      shares authorized, 5,726,102 and 5,205,547 shares
      issued and outstanding                                                           28,631              26,028
   Additional paid-in capital                                                       5,781,111           5,103,443
   Retained earnings                                                                   25,365             448,095
   Less - Treasury stock of 726,960 and 660,873 shares,
      at cost                                                                        (150,448)           (150,448)
                                                                             -----------------   ----------------
              Total shareholders' equity                                            5,684,659           5,427,118
                                                                             ----------------    ----------------
                                                                             $     16,124,576    $     16,205,774
                                                                             ================    ================


        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      For the                                 For the
                                                                Three Months Ended                         Six Months Ended
                                                                    December 31                               December 31
                                                      -------------------------------------   --------------------------------------
                                                             1999                1998                1999                1998
                                                      -----------------   -----------------   -----------------   ------------------
NET SALES                                             $       4,537,773   $       3,775,659   $       8,640,734   $       7,315,586

COST OF GOODS SOLD                                            2,731,259           2,220,449           5,040,679           4,289,335
                                                      -----------------   -----------------   -----------------   -----------------
                Gross profit                                  1,806,514           1,555,210           3,600,055           3,026,251

OPERATING EXPENSES:
   Sales and marketing                                          621,582             687,801           1,211,097           1,236,692
   Research and development                                      21,158               9,711              23,050              24,825
   General and administrative                                   953,013             959,406           1,842,078           1,575,408
                                                      -----------------   -----------------   -----------------   -----------------
                Income (loss) from operations                   210,761            (101,708)            523,830             189,326

INTEREST EXPENSE, net                                          (131,643)           (115,787)           (245,625)           (271,936)

OTHER INCOME, net                                                 9,392              42,204             143,991              54,661
                                                      -----------------   -----------------   -----------------   -----------------
                Income (loss) before taxes                       88,510            (175,291)            422,196             (27,949)

INCOME TAX (EXPENSE) BENEFIT                                    (34,517)             52,189            (164,655)             (3,207)
                                                      -----------------   -----------------   -----------------   -----------------
NET INCOME (LOSS)                                     $          53,993   $        (123,102)  $         257,541   $         (31,156)
                                                      =================   =================   =================   =================
BASIC EARNINGS
   (LOSS) PER COMMON SHARE
   (Note 2 and Note 3)                                $             .01   $            (.02)  $             .05   $            (.01)
                                                      =================    ================   =================   =================
SHARES USED IN COMPUTING BASIC EARNINGS
   (LOSS) PER COMMON SHARE
   (Note 2 and Note 3)                                        4,999,142           5,003,860           4,999,142           5,004,745
                                                      =================   =================   =================   =================
DILUTED EARNINGS
   (LOSS) PER COMMON SHARE
   (Note 2 and Note 3)                                $             .01   $            (.02)  $            .05    $            (.01)
                                                      =================   =================   ================    =================
SHARES USED IN COMPUTING DILUTED EARNINGS
   (LOSS) PER COMMON SHARE
   (Note 2 and Note 3)
                                                              5,002,191           5,003,860          5,002,307            5,004,745
                                                      =================   =================   =================   =================

        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         For the
                                                                                    Six Months Ended
                                                                                       December 31
                                                                            ---------------------------------
                                                                                  1999             1998
                                                                            ---------------   ---------------
OPERATING ACTIVITIES:
   Net income (loss)                                                        $      257,541    $      (31,156)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities-
       Depreciation and amortization                                               393,971           382,705
       Deferred income taxes                                                        27,512            11,969
     (Increase) decrease in-
       Accounts receivable                                                        (262,302)           26,288
       Note receivable                                                              10,000               --
       Other receivables                                                           150,358            71,531
       Income tax receivable                                                         1,760               --
       Inventories                                                                 255,667          (370,169)
       Prepaid taxes and expenses                                                  (65,325)         (321,883)
       Other assets                                                                (28,493)           93,012
     Increase (decrease) in-
       Accounts payable                                                           (798,959)          (38,753)
       Income taxes payable                                                        122,790          (245,326)
       Other accrued expenses                                                     (122,013)         (253,601)
                                                                            --------------    --------------
                  Net cash used in operating activities                            (57,493)         (675,383)
                                                                            --------------    --------------
INVESTING ACTIVITIES:
   Purchases of and deposits on property, plant and equipment                      (90,305)         (169,849)
                                                                            ---------------   --------------
                  Net cash provided by used in investing activities                (90,305)         (169,849)
                                                                            ---------------   --------------
FINANCING ACTIVITIES:
   Net borrowings (repayments) under lines of credit                               800,000         1,000,000
   Proceeds from long-term debt                                                        --            975,000
   Payments on capital lease obligations                                           (93,580)           (8,066)
   Payments of long-term debt                                                     (389,064)       (1,357,902)
   Purchase of Common stock for treasury                                               --            (14,800)
                                                                            --------------    --------------
                  Net cash provided by financing activities                        317,356           594,232
                                                                            --------------    --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               169,558          (251,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,752,468         1,486,554
                                                                            --------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $    1,922,026    $    1,235,554
                                                                            ==============    ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                            $      295,613    $      236,614
                                                                            ==============    ==============
   Income taxes paid                                                        $          --     $      510,000
                                                                            ==============    ==============

        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1999, the results of operations and the cash flows for the three and six months ended December 31, 1999 and 1998. While management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K.

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

Statements of Cash Flows

For the purpose of determining cash flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of certificates of deposit and investments in money market accounts. Interest income earned on the investment of cash was $10,784 and $20,596 for the three months ended December 31, 1999 and 1998, respectively, and $32,825 and $35,681 for the six months ended December 31, 1999 and 1998, respectively. The Company incurred $149,000 of capital lease obligations during the six months ended December 31, 1999. There were no capital lease obligations incurred during the six months ended December 31, 1998.

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

Goodwill

Goodwill represents the excess of the purchase price for the fiscal 1997 acquisition of Thompson Dental Manufacturing Co., Inc., one of the Company's wholly-owned subsidiaries, over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Amortization expense was $7,877 for the three months ended December 31, 1999 and 1998, respectively, and $15,754 for the six months ended December 31, 1999 and 1998, respectively.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. As of December 31, 1999, management has evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per Common share computations. All share, per share, options to purchase shares and option exercise prices per share have been adjusted to give retroactive effect to the 10% stock dividends issued on November 24, 1999 and September 30, 1998, respectively (see Note 3):


                                                      For the Three Months Ended December 31
                              --------------------------------------------------------------------------------------
                                                  1999                                        1998
                              ------------------------------------------ -------------------------------------------
                                 Income         Shares        Per Share       Loss          Shares         Per Share
                              (Numerator)   (Denominator)      Amount     (Numerator)   (Denominator)       Amount
                              -----------   -------------    -----------  -----------   -------------      ---------
Basic earnings (loss) per
   Common share
     Net income (loss)        $    53,993     4,999,142      $      .01  $  (123,102)      5,003,860    $      (.02)
                                                             ==========                                 ============
Effect of dilutive securities
     Stock options                     --         3,049                           --              --
                              -----------   -----------                  -----------    ------------
Diluted earnings (loss) per
   Common share
     Net income (loss) and
       assumed conversions    $    53,993     5,002,191      $      .01  $  (123,102)      5,003,860    $      (.02)
                              ===========   ===========      ==========  ===========    ============    ============

                                                       For the Six Months Ended December 31
                              --------------------------------------------------------------------------------------
                                                  1999                                        1998
                              ------------------------------------------ -------------------------------------------
                                 Income         Shares         Per Share     Loss          Shares         Per Share
                              (Numerator)   (Denominator)       Amount   (Numerator)   (Denominator)       Amount
                              -----------   -------------    -----------  -----------   -------------      ---------
Basic earnings (loss) per
   Common share
     Net income (loss)        $   257,541     4,999,142      $      .05  $   (31,156)      5,004,745    $      (.01)
                                                             ==========                                 ============
Effect of dilutive
   securities
     Stock options                     --         3,165                           --              --
                              -----------   -----------                  -----------    ------------
Diluted earnings (loss) per
   Common share
     Net income (loss) and
       assumed conversions    $   257,541     5,002,307      $      .05  $   (31,156)      5,004,745    $      (.01)
                              ===========   ===========      ==========  ===========    ============    ============

Options to purchase 27,649 shares of Common stock with an average exercise price of $2.80 were outstanding during the three months and six months ended December 31, 1999. The majority of these options were not included in the computation of diluted earnings per Common share because the exercise price of the options were greater than the average market price of the Common shares during the period. Options to purchase 27,649 shares of Common stock with an average exercise price per share of $2.80 were outstanding during the three months and six months ended December 31, 1998, respectively, but were not included in the computation of diluted loss per Common share because the Company had a net loss for the period and all outstanding options would have been anti-dilutive. The options, which expire at various times through December 2006, were still outstanding as of December 31, 1999.

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

3. STOCK DIVIDENDS:

In September 1998, the Company declared a 10% stock dividend to shareholders of record as of September 30, 1998. The new shares were distributed to shareholders on September 30, 1998. Amounts equal to the fair market value (based on the quoted market price) of the additional shares issued were charged to retained earnings and credited to Common stock and additional paid-in capital effective June 30, 1998.

In October 1999, the Company declared a 10% stock dividend to shareholders of record as of November 3, 1999. The new shares were distributed to shareholders on November 24, 1999. Amounts equal to the fair market value (based on the quoted market price) of the additional shares issued were charged to retained earnings and credited to Common stock and additional paid-in capital effective on the date such dividend was declared.

Earnings per Common share, shares used in computing earnings per Common share and all share and option balances and prices were restated to give retroactive effect to these 10% stock dividends.

4. INVENTORIES:

                                                                     December 31,         June 30,
                                                                         1999                1999
                                                                  ----------------     ---------------
       Raw materials and supplies                                 $      1,070,573     $     1,194,084
       Work-in-process                                                   1,852,915           1,928,753
       Finished goods                                                    1,194,101           1,250,419
                                                                  ----------------     ---------------
                                                                  $      4,117,589     $     4,373,256
                                                                  ================     ===============

5. ACCRUED EXPENSES:

                                                                     December 31,          June 30,
                                                                          1999               1999
                                                                  ----------------     ---------------
       Compensation and related benefits                          $        254,753     $       303,234
       Other                                                               344,080             320,612
                                                                  ----------------     ---------------
                                                                  $        598,833     $       623,846
                                                                  ================     ===============


6. LINES OF CREDIT:

The Company has a line of credit with a bank under which it may borrow up to $3,000,000 through December 31, 2000, subject to renewal. There was $1,500,000 of borrowings outstanding on the line of credit at December 31, 1999. Borrowings under the line bear interest at prime (8.5% at December 31, 1999) and are secured by all assets of the Company. In addition, the Company had an additional convertible line of credit with the same bank under which it could borrow up to $500,000 to finance legal fees and related expenses. During the six months ended December 31, 1999, the Company borrowed the maximum amount available under the convertible line of credit and has included these amounts in long-term debt on the accompanying consolidated balance sheet based upon the scheduled repayment terms. The lines of credit are subject to certain financial and non-financial covenants, which include, among others, a ratio of EBITDA to fixed charges, as defined, and a level of tangible net worth.

Thompson Dental Manufacturing Co., Inc., a subsidiary of the Company, is a guarantor and surety of borrowings under these credit facilities.

7. LONG-TERM DEBT:

                                                                           December 31,         June 30,
                                                                               1999               1999
                                                                        -----------------   -----------------
      Note payable to bank in monthly installments of
          $31,667, plus interest at prime minus .05%,
          through April 1, 2003. (Interest rate not to exceed
          8.45% or be below 8.20%). Rate at December 31,
          1999 was 8.45%.                                                $     1,854,218    $      2,084,339

      Mortgage payable to bank in monthly installments of
          $11,307, plus interest at LIBOR plus 1.63%,
          through August 2008 (Interest rate not to exceed
          7.29% or be below 7.04%). Rate at December 31,
          1999 was 7.29%.                                                      1,246,779           1,262,853

      Note payable to bank in monthly installments of
          $16,525, plus interest at LIBOR plus 2.24%,
          through November 2003. (Interest rate not to exceed
          7.54% or be below 7.27%). Rate at December 31,
          1999 was 7.52%.                                                        932,199             954,012

      Mortgage payable to municipal authority in monthly
          installments of $6,371, including interest at 2.00%,
          through July 1, 2010.                                                  714,336             744,182

      Convertible line of credit payable to bank in monthly
          installments of principal and interest, through September
          2003.  Rate at December 31, 1999 was 8.5%.                             466,667                  --

      Mortgage payable to bank in monthly installments of
          $3,730, plus interest at LIBOR plus 1.63%, through
          August 2008. (Interest rate not to exceed 7.29% or
          be below 7.04%.) Rate at December 31, 1999 was 7.29%.                  422,329             427,599

                                     - 7 -


                                                                          December 31,          June 30,
                                                                              1999                1999
                                                                        ---------------    -----------------
      Mortgage payable to municipal authority in monthly
          installments of $1,952, ncluding interest at 2.00%,
          through April 1, 2010.                                         $      204,645    $        220,038

      Mortgage payable to bank in monthly installments of
          $5,305, plus interest at a floating interest rate
          through August 2001. (Interest rate not to exceed
          5.85% or be below 5.69%.) Rate at December 31,
          1999 was 5.85%.                                                       107,903             138,976

      Mortgage payable to bank in monthly installments of
          $2,543, including interest at prime plus 1.5%,
          through December 1, 2011. Rate at December 31,
          1999 was 9.75%.                                                       212,505             218,646
                                                                        ---------------    ----------------
                                                                              6,161,581           6,050,645
      Less- Current portion                                                    (724,107)           (614,553)
                                                                        ---------------    ----------------
                                                                        $     5,437,474    $      5,436,092
                                                                        ===============    ================

Substantially all of the Company's assets are pledged as collateral for the long-term debt. In addition, a mortgage payable to a municipal authority is collateralized by a $150,000 standby letter of credit and the two mortgages payable to municipal authorities are subordinate to certain other debt obligations in the aggregate amount of approximately $5,200,000. The Company's long-term debt payable to commercial banks is subject to the same covenants as the lines of credit (see Note 6).

As of December 31, 1999, long-term debt matures as follows:

                  2000                                   $     724,107
                  2001                                         702,343
                  2002                                         854,358
                  2003                                       1,020,094
                  2004                                         947,612
                  Thereafter                                 1,913,067
                                                         -------------
                                                         $   6,161,581
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

Financial information for each business segment for the three and six months ended December 31, 1999 and 1998 is as follows:

                                                                For the Three Months                   For the Six Months
                                                                 Ended December 31                      Ended December 31
                                                      -------------------------------------- -----------------------------------
                                                            1999               1998                1999               1998
                                                      ----------------   ----------------    ----------------   ----------------
     Net sales:
       Domestic customers -
         Dental supplies                              $      2,574,925   $      2,259,854    $      4,840,716   $      4,479,277
         Precision abrasives                                 1,207,736            794,900           2,434,079          1,493,743
       International customers -
         Dental supplies                                       316,538            497,149             726,035            881,961
         Precision abrasives                                   438,574            223,756             639,904            460,605
                                                      ----------------   ----------------    ----------------   ----------------
                                                      $      4,537,773   $      3,775,659    $      8,640,734   $      7,315,586
                                                      ================   ================    ================   ================
     Gross profit:
         Dental supplies                              $      1,508,215   $      1,188,044    $      2,904,752   $      2,366,144
         Precision abrasives                                   298,299            367,166             695,303            660,137
                                                      ----------------   ----------------    ----------------   ----------------
                                                      $      1,806,514   $      1,555,210    $      3,600,055   $      3,026,281
                                                      ================   ================    ================   ================
     Operating income (loss)
         Dental supplies                              $        190,841   $        276,824    $        511,947   $        334,179
         Precision abrasives                                    19,920           (378,532)             11,883           (144,853)
                                                      ----------------   ----------------    ----------------   ----------------
                                                      $        210,761   $       (101,708)   $        523,830   $        189,326
                                                      ================   ================    ================   ================
     Depreciation and amortization:
         Dental supplies                              $        104,676   $        111,182    $        246,024   $        238,989
         Precision abrasives                                    72,981             79,574             147,947            143,716
                                                      ----------------   ----------------    ----------------   ----------------
                                                      $        177,657   $        190,756    $        393,971   $        382,705
                                                      ================   ================    ================   ================
     Capital expenditures:
         Dental supplies                              $             -    $         44,586    $         40,182   $         75,575
         Precision abrasives                                    19,842             59,942              50,123             94,274
                                                      ----------------   ----------------    ----------------   ----------------
                                                      $         19,842   $        104,528    $         90,305   $        169,849
                                                      ================   ================    ================   ================

                                     - 9 -

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

One of the Company's counterclaims in the Dentsply litigation involves patents covering an endodontic (root canal) instrument design. An arbitrator appointed by the American Arbitration Association issued a ruling in October 1999 allowing Dentsply a specific tolerance related to an important angle of the tip of certain endodontic instruments, finding that instruments within this tolerance are immune from the Company patent counter claim. Management believes that this ruling permits it to proceed with its patent infringement counterclaim against Dentsply with respect to Dentsply's instruments that fall below the allowed tolerance.

Foot Powder Investigation

The Company settled a Government investigation of Itch-Away Foot Powder which the Company manufactured and sold pursuant to contracts with the United States Defense Department. The Company entered into a civil settlement of the matter agreeing to pay the Government a total of $505,000, without interest. These payments are secured by an irrevocable letter of credit obtained by the Company from a bank. The Company made the first payment of $100,000 in August 1997, the second payment of $101,250 in August 1998 and the third payment of $101,250 in August 1999, and will make two similar annual payments. In connection with this matter, the Company was fined $350,000, which is payable in five annual installments commencing in January 1998. The Company has paid the first, second and third installments. Interest is payable at 5.42% per year and is due at the end of the fiscal year payout.

Capital Leases

The Company has entered into capital leases for property and equipment which expire at various dates through December 2005. Property and equipment acquired under capital leases at a cost of $641,685 and $492,685, less accumulated amortization of $215,537 and $103,377, are included in property and equipment in the accompanying consolidated balance sheets as of December 31, 1999 and June 30, 1999, respectively. Interest rates on these capital leases range from 5.1% to 11.1%. Future minimum lease payments under capital leases as of December 31, 1999, are as follows:

                  2000                                         $     126,046
                  2001                                               126,323
                  2002                                                86,129
                  2003                                                63,161
                  2004                                                63,161
                  Thereafter                                         109,370
                                                               -------------
                  Total minimum lease payments                       547,190
                  Less - Amount representing interest                (99,323)
                                                               -------------
                  Present value of minimum capital
                      lease payments                           $     447,867
                                                               =============

Royalties

The Company has entered into a number of license agreements with third parties. Generally, the agreements require the Company to pay a royalty on sales of certain products that are derived under these licensing agreements. The royalty expense is accrued in the same period in which the revenues incorporating the technology are recognized.

10. OTHER INCOME, NET:

In April 1999, certain coating equipment utilized in the manufacture of abrasive materials in the Precision Abrasives segment was damaged at the Company's Montgomeryville facility. As a result, the Company received proceeds under its insurance coverage of $200,000 during the three months ended June 30, 1999 and $135,000 during the three months ended September 30, 1999, which was used to replace a portion of the damaged equipment. In addition, the Company has filed additional claims which if paid will be recognized as other income in the period of receipt.

ITEM 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

From time to time, the Company may publish statements which are not historical fact, but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, status of litigation and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.

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

Overview

The Company recorded net income (loss) of $53,993 and ($123,102) for the three months ended December 31, 1999 and 1998, respectively. The improved operating results were due to increased net sales offset by increased professional and legal fees incurred by the Company related to the Dentsply litigation, which will continue to have a material adverse effect on the Company's consolidated financial position and results of operations for the foreseeable future.

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

The Company received insurance proceeds to replace a portion of the damaged equipment and additional funds for repairs on the remaining equipment. In addition, the Company has filed additional claims for the resulting business interruption which are being reviewed by Moyco's insurance provider. The Company replaced the affected equipment during the six months ended December 31, 1999, which resulted in little or no impact on overall production capacity.

Summary

The following table sets forth for the periods indicated the Company's key financial information by segment.

                                                            For the Three Months                         For the Six Months
                                                              Ended December 31                          Ended December 31
                                                    --------------------------------------    --------------------------------------
                                                          1999                 1998                 1999                 1998
                                                    -----------------    -----------------    -----------------    -----------------
     Net sales:
       Dental Supplies                                 $ 2,891,463          $ 2,757,003          $ 5,566,751          $ 5,361,238
       Precision Abrasives                               1,646,310            1,018,656            3,073,983            1,954,348
                                                       -----------          -----------          -----------          -----------
                                                       $ 4,537,773          $ 3,775,659          $ 8,640,734          $ 7,315,586
                                                       ===========          ===========          ===========          ===========
     Gross profit:
       Dental Supplies                                 $ 1,508,215          $ 1,188,044          $ 2,904,752          $ 2,366,114
       Precision Abrasives                                 298,299              367,166              695,303              660,137
                                                       -----------          -----------          -----------          -----------
                                                       $ 1,806,514          $ 1,555,210          $ 3,600,055          $ 3,026,251
                                                       ===========          ===========          ===========          ===========
     Operating income (loss):
       Dental Supplies                                 $   190,841          $   276,824          $   511,947          $   334,179
       Precision Abrasives                                  19,920             (378,532)              11,883             (144,853)
                                                       -----------          -----------          -----------          -----------
                                                       $   210,761          $  (101,708)         $   523,830          $   189,326
                                                       ===========          ===========          ===========          ===========

Results of Operations

Three Months Ended December 31, 1999 Compared to Three Months Ended
   December 31, 1998

Net sales for the three months ended December 31, 1999 increased $762,114 from the three months ended December 31, 1998. Net sales in the Dental Supplies segment increased $134,460 primarily due to increased sales of the Company's propriety and patented endodontic (root canal) instruments. Net sales in the Precision Abrasives segment increased $627,654 from $1,018,656 for the three months ended December 31, 1998 to $1,646,310 for the three months ended December 31, 1999 primarily as a result of sales of newly developed higher priced abrasive films for fiber-optic polishing applications.

Gross profit for the three months ended December 31, 1999 increased $251,304 from the three months ended December 31, 1998. Gross profit in the Dental Supplies segment increased $320,171 from $1,188,044 (43.1% of Dental Supplies net sales) for the three months ended December 31, 1998 to $1,508,215 (52.2% of Dental Supplies net sales) for the three months ended December 31, 1999. Gross profit in the Precision Abrasives segment decreased from $367,166 (36.0% of Precision Abrasives net sales) for the three months ended December 31, 1998 to $298,299 (18.1% of Precision Abrasives net sales) for the three months ended December 31, 1999. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the product mix offered by the Company.

Sales and marketing expenses decreased $66,219 from $687,801 (18.2% of net sales) for the three months ended December 31, 1998 to $621,582 (13.7% of net sales) for the three months ended December 31, 1999 primarily as a result of decreased advertising charges, coupled with expenses incurred for new Company sales catalogs in the prior year. General and administrative expenses decreased $6,393 from $959,406 (25.4% of net sales) for the three months ended December 31, 1998 to $953,013 (21.0% of net sales) for the three months ended December 31, 1999. The Company believes it will incur significant costs, which the Company is unable to estimate due to the nature of litigation, related to the Dentsply litigation for the foreseeable future that will have a material adverse effect on the Company's consolidated financial position and results of operations. (See discussion of legal proceedings in Part I, Item 1, Footnote No. 9, to the Consolidated Financial Statements of this Form 10-Q.)

Interest expense increased due to an increase in the average interest rate on the Company's outstanding debt and higher levels of outstanding debt.

Research and development expenses and interest income remained relatively constant between periods.

Six Months Ended December 31, 1999 Compared to Six Months Ended December 31,
1998

Net sales for the six months ended December 31, 1999 increased $1,325,148 from the six months ended December 31, 1998. Net sales in the Dental Supplies segment increased $205,513 due to an increase in sale of endodontic instruments. Net sales in the Precision Abrasives increased $1,119,635 from $1,954,348 for the six months ended December 31, 1998 to $3,073,983 for the six months ended December 31, 1999 primarily as a result of a new sales effort.

Gross profit for the six months ended December 31, 1999 increased $573,804 from the six months ended December 31, 1998. Gross profit in the Dental Supplies segment increased $538,638 from $2,366,114 (44.1% of Dental Supplies net sales) for the six months ended December 31, 1998 to $2,904,752 (52.2% of Dental Supplies net sales) for the six months ended December 31, 1999. Gross profit in the Precision Abrasives segment increased $35,166 from $660,137 (33.8% of Precision Abrasives net sales) for the six months ended December 31, 1998 to $695,303 (22.6% of Precision Abrasives net sales) for the six months ended December 31, 1999. The increases in gross profit are due to the aforementioned increases in net sales. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as percentage of net sales are due to changes in the product mix offered by the Company.

Sales and marketing expenses decreased $25,595 from $1,236,692 (16.9% of net sales) for the six months ended December 31, 1998 to $1,211,097 (14.0% of net sales) for the six months ended December 31, 1999 primarily as a result of lower sales commissions. General and administrative expenses increased $266,670 from $1,575,408 (21.5% of net sales) to $1,842,078 (21.3% of net sales) due to higher legal and professional fees in connection with the Dentsply litigation.

Interest expense increased due to an increase in the average variable interest rate on the Company's outstanding debt obligations and higher levels of outstanding debt. Other income increased $89,330 between periods due to the receipt of $135,000 in casualty insurance proceeds during the three months ended September 30, 1999.

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

Net cash of $122,013 and $675,383 was used in operating activities in the six months ended December 31, 1999 and 1998, respectively. The decreased use of cash between periods was primarily a result of a higher level of net income to date in fiscal 1999 versus 1998 and a decreased level of inventory in fiscal 1999 versus an increased level in 1998.

Expenditures for property, plant and equipment totaled $90,305 for the six months ended December 31, 1999 and $169,849 for the six months ended December 31, 1998.

Proceeds received from long-term debt were $0 and $975,000 for the six months ended December 31, 1999 and 1998, respectively. For the six months ended December 31, 1999 and 1998, the Company made payments on long-term debt of $389,064 and $1,357,902, respectively, which includes payments of $975,000 related to a separate refinancing of certain long-term debt during the six months ended December 31, 1998.

During the three months ended December 31, 1998, the Company renegotiated certain of its mortgages and loans to secure more favorable terms and interest rates.

The Company has a commitment for a $3,000,000 line of credit with a bank which expires on December 31, 2000, subject to renewal. The line of credit bears interest at the prime rate and is secured by substantially all of the Company's assets. During the six months ended December 31, 1999, the Company borrowed $800,000 under this line of credit. In addition, the Company had an additional convertible line of credit with the same bank which it may borrow up to $500,000 to finance legal fees and related expenses. During the six months ended December 31, 1999, the Company borrowed the maximum amount available under the convertible line of credit.

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

Year 2000

The Company has completed implementation of its year 2000 remediation plan on a timely basis and such remediation plan as implemented addressed all mission critical systems. The Company is not aware of any adverse effects of year 2000 issues on the Company, including its systems and operations. The Company has no information that indicates that a significant vendor may be unable to sell to the Company; a significant customer may be unable to purchase from the Company; or a significant service provider may be unable to provide services to the Company, because of year 2000 compliance problems.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings


Reference is made to Part I, Item 1, Footnote No. 9 to the Consolidated Financial Statements of this Form 10-Q for the appropriate information concerning the Company's legal proceedings.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) The following is a list of exhibits filed as part of the Form 10-Q.

               27.0 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

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

                                   MOYCO TECHNOLOGIES, INC.

Dated:  February 14, 2000          BY: /s/Marvin E. Sternberg
                                       --------------------------------------
                                       Marvin E. Sternberg
                                       Chairman of the Board, President
                                       and Chief Executive Officer (Principal
                                        Executive Officer) and Director


Dated: February 14, 2000           BY: /s/William G. Woodhead
                                       ----------------------------------------
                                       William G. Woodhead
                                       Secretary/Treasurer, Principal Financial
                                       Officer and Principal Accounting Officer
                                       and Director