Form 10-Q
period 2000-03-31
MOYCO TECHNOLOGIES INC
filed 2000-05-15
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                          YES __X__                 NO ___

Indicate the number of shares outstanding of each of the Registrant's classes of Common stock as of March 31, 2000: 5,004,392 shares of Common stock, par value $.005 per share.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                             March 31,                June 30,
                                                                                               2000                     1999
                                                                                           ------------              ----------
                                                                                            (Unaudited)
                                       ASSETS

CURRENT ASSETS:
              Cash and cash equivalents                                                  $  1,953,594               $  1,752,468
              Certificates of deposit                                                         190,256                          -
              Accounts receivable, net of reserves of
                $395,402 and $401,323                                                       3,026,315                  2,458,855
              Note receivable, current portion                                                132,952                    206,107
              Other receivables                                                                43,011                    212,928
              Income tax receivable                                                                 -                    155,872
              Inventories, estimated                                                        4,205,114                  4,373,256
              Deferred income taxes                                                           441,262                    475,687
              Prepaid expenses                                                                102,511                     31,056
                                                                                         ------------               ------------
                          Total current assets                                             10,095,015                  9,666,229
                                                                                         ------------               ------------
PROPERTY, PLANT AND EQUIPMENT:
              Land                                                                            602,433                    602,433
              Buildings and improvements                                                    4,636,159                  4,624,245
              Machinery and equipment                                                       6,682,655                  6,431,093
              Furniture and fixtures                                                          685,140                    683,941
              Automotive equipment                                                            139,630                    139,630
                                                                                         ------------               ------------
                                                                                           12,746,017                 12,481,342
              Less- Accumulated depreciation and amortization                              (7,100,722)                (6,656,644)
                                                                                         ------------               ------------
                          Net property, plant and equipment                                 5,645,295                  5,824,698
                                                                                         ------------               ------------
OTHER ASSETS:
              Goodwill, less accumulated amortization of
                $114,873 and  $ 91,242                                                        357,747                    381,378
              Note receivable, non-current portion                                            543,728                          -
              Other                                                                           365,867                    333,469
                                                                                         ------------               ------------
                          Total other assets                                                1,267,342                    714,847
                                                                                         ------------               ------------

                                                                                         $ 17,007,652               $ 16,205,774
                                                                                         ============               ============

        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                        March 31,                 June 30,
                                                                          2000                      1999
                                                                       ----------                ---------
                                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                      $  1,500,000              $  1,200,000
  Current portion of capital lease obligations                             110,284                    99,471
  Current portion of long-term debt                                        715,522                   614,553
  Accounts payable                                                       1,289,851                 1,968,921
  Income taxes payable                                                     215,125                         -
  Accrued expenses                                                         699,405                   623,846
                                                                      ------------              ------------
      Total current assets                                               4,530,187                 4,506,791
                                                                      ------------              ------------
CAPITAL LEASE OBLIGATIONS                                                  333,506                   292,976
                                                                      ------------              ------------
LONG-TERM DEBT                                                           5,574,295                 5,436,092
                                                                      ------------              ------------
DEFERRED INCOME TAXES                                                      218,884                   225,797
                                                                      ------------              ------------
OTHER LONG-TERM LIABILITIES                                                220,000                   317,000
                                                                      ------------              ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.005 par value, 2,500,000
    shares authorized, none issued and outstanding                               -                         -
  Common stock, $.005 par value, 15,000,000
    shares authorized, 5,731,352 and 5,205,547
    shares issued and outstanding                                           28,657                    26,028
  Additional paid-in capital                                          $  5,785,585                 5,103,443
  Retained earnings                                                        466,986                   448,095
  Less- Treasury stock of 726,960 and 660,873
    shares, at cost                                                       (150,448)                 (150,448)
                                                                      ------------              ------------
      Total shareholders' equity                                         6,130,780                 5,427,118
                                                                      ------------              ------------
                                                                        17,007,652                16,205,774
                                                                      ============              ============

        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the                                 For the
                                                        Three Months Ended                        Nine Months Ended
                                                              March 31                                March 31
                                                    -----------------------------           ----------------------------
                                                        2000             1999                   2000            1999
                                                    -----------      ------------           ------------    ------------
NET SALES                                           $ 4,557,926      $  3,821,678           $ 13,198,660    $ 11,137,264

COST OF GOODS SOLD                                    2,365,250         2,271,609              7,405,929       6,560,944
                                                    -----------      ------------           ------------    ------------
    Gross profit                                      2,192,676         1,550,069              5,792,731       4,576,320

OPERATING EXPENSES:
  Sales and marketing                                   499,195           727,423              1,710,292       1,964,115
  Research and development                               53,467             2,862                 76,517          27,687
  General and administrative                            931,176         1,025,309              2,773,254       2,600,717
                                                    -----------      ------------           ------------    ------------
    Income (loss) from operations                       708,838          (205,525)             1,232,668         (16,199)

INTEREST EXPENSE, net                                  (138,744)         (232,550)              (384,369)       (504,486)

OTHER INCOME, net                                       153,876           137,899                297,867         192,560
                                                    -----------      ------------           ------------    ------------
    Income (loss) before taxes                          723,970          (300,176)             1,146,166        (328,125)

INCOME TAX (EXPENSE) BENEFIT                           (282,349)           96,140               (447,004)         92,933
                                                    -----------      ------------           ------------    ------------
NET INCOME (LOSS)                                   $   441,621      $   (204,036)          $    699,162    $   (235,192)
                                                    ===========      ============           ============    ============
BASIC EARNINGS (LOSS) PER COMMON
  SHARE                                             $      0.09      $      (0.04)          $       0.14    $      (0.05)
                                                    ===========      ============           ============    ============
SHARES USED IN COMPUTING BASIC
  EARNINGS (LOSS) PER COMMON SHARE                    5,004,392         4,547,774              5,004,392       4,549,090
                                                    ===========      ============           ============    ============
DILUTED EARNINGS (LOSS) PER COMMON
  SHARE                                             $      0.09      $      (0.04)          $       0.14    $      (0.05)
                                                    ===========      ============           ============    ============
SHARES USED IN COMPUTING DILUTED
  EARNINGS (LOSS) PER COMMON SHARE                    5,008,018         4,547,774              5,008,937       4,549,090
                                                    ===========      ============           ============    ============

        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     For the
                                                                                Nine Months Ended
                                                                                     March 31,
                                                                          -------------------------------
                                                                             2000                1999
                                                                          ----------          -----------
OPERATING ACTIVITIES:
  Net income (loss)                                                       $  699,162          $  (235,192)
  Adjustments to reconcile net income (loss) to net cash
      used in operating activities-
        Provision for accounts receivable reserves                             5,921                    -
        Depreciation and amortization                                        455,867              612,806
        Deferred income taxes                                                 27,512               24,538
      (Increase) decrease in-
        Accounts receivable                                                 (561,539)              15,925
        Note receivable                                                     (470,573)                   -
        Other receivables                                                    169,917              (56,860)
        Income tax receivable                                                155,872                    -
        Inventories                                                          168,142             (267,469)
        Prepaid taxes and expenses                                           (71,455)            (381,495)
        Other assets                                                         (32,398)              68,731
      (Increase) decrease in-
        Accounts payable                                                    (679,070)             (87,263)
        Income taxes payable                                                 215,125             (245,326)
        Other accrued expenses                                               (21,441)            (187,059)
                                                                          ----------          -----------
             Net cash provided by/(used in) operating activities              61,042             (738,664)
                                                                          ----------          -----------
INVESTING ACTIVITIES:
  Purchases of marketable securities                                        (190,256)                   -
  Purchases of and deposits on property, plant and equipment                (115,675)            (221,194)
                                                                          ----------          -----------
             Net cash used in investment activities                         (305,931)            (221,194)
                                                                          ----------          -----------
FINANCING ACTIVITIES:
  Net borrowings under lines of credit                                       800,000            1,800,000
  Proceeds from long-term debt                                               257,000              975,000
  Payments on capital lease obligations                                      (97,657)                   -
  Payments of long-term debt                                                (517,828)          (1,557,299)
  Issuances of Common Stock                                                    4,500
  Purchase of Common Stock for treasury                                            -              (14,800)
                                                                          ----------          -----------
             Net cash provided by financing activities                       446,015            1,202,901
                                                                          ----------          -----------
NET INCREASE (DECREASE) IN CAS$ AND CASH EQUIVALENTS                      $  201,126          $   243,043

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,752,468            1,486,554
                                                                          ----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   1,953,594            1,729,597
                                                                          ==========          ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                              445,936              567,222
                                                                          ==========          ===========
  Income taxes paid                                                           76,007              510,000
                                                                          ==========          ===========



        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000, the results of operations and the cash flows for the three and nine months ended March 31, 2000 and 1999. Results of operations and cash flows for the periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. While management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Statements of Cash Flows

For the purpose of determining cash flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at March 31, 2000 consist of certificates of deposit and an investment in a money market account. Interest income earned on the investment of cash was $33,883 and $17,459 for the three months ended March 31, 2000 and 1999, respectively, and $66,708 and $53,140 for the nine months ended March 31, 2000 and 1999, respectively. During the three months ended March 31, 2000 and 1999, the Company incurred capital lease obligations of $0 and $268,210, respectively, and $149,000 and $268,210 during the nine months ended March 31, 2000 and 1999, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price for the fiscal 1997 acquisition of Thompson Dental Manufacturing Co., Inc., one of the Company's wholly-owned subsidiaries, over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Amortization expense was $7,877 for the three months ended March 31, 2000 and 1999, respectively, and $15,754 for the nine months ended March 31, 2000 and 1999, respectively.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. As of March 31, 2000, management has evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

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


3. STOCK DIVIDENDS:

In September 1998, the Company declared a 10% stock dividend to shareholders of record as of September 30, 1998. The new shares were distributed to shareholders on September 30, 1998. A total of $1,123,926, representing the fair market value (based on the quoted market price) of the additional shares issued were charged to retained earnings, with $2,366 and $1,121,560 credited to Common stock and additional paid-in capital, respectively, effective June 30, 1998.

In October 1999, the Company declared a 10% stock dividend to shareholders of record as of November 3, 1999. The new shares were distributed to shareholders on November 24, 1999. A total of $680,271, representing the fair market value (based on the quoted market price) of the additional shares issued were charged to retained earnings, with $2,603 and $677,668 credited to Common stock and additional paid-in capital, respectively, effective on the date such dividend was declared.

Earnings per Common share, shares used in computing earnings per Common share and all share and option balances and prices were restated to give retroactive effect to these 10% stock dividends.

4. NOTE RECEIVABLE:

Note receivable at June 30, 1999 consisted of a single promissory note due from a customer. In January, 2000, the remaining balance due was rolled over along with additional receivable balances into a new promissory note. The January 2000 promissory note provides for monthly payments of $18,797 including interest calculated at an annual rate of 15%, with any remaining balance due with the final payment in March, 2003.

5. ACCRUED EXPENSES:

                                           March 31,                   June 30,
                                             2000                        1999
                                          ---------                    --------

Compensation and related benefits           276,734                      303,234
Other                                       422,671                      320,612
                                          ---------                    ---------
                                            699,405                      623,846
                                          =========                    =========

6. LINE OF CREDIT:

The Company has a line of credit with a bank under which it may borrow up to $3,000,000 through December 31, 2000, subject to renewal. There was $1,500,000 of borrowings outstanding at March 31, 2000. Borrowings under the line bear interest at prime (8.75% at March 31, 2000) and are secured by all assets of the Company. In addition, the Company has an additional line of credit with the same bank under which it could borrow up to $500,000. to finance legal fees and related expenses. During the nine months ended March 31, 2000, the Company borrowed the maximum amount available under the additional line of credit and has included these amounts in long-term debt on the accompanying consolidated balance sheet based upon the scheduled repayment terms. The lines of credit are subject to certain financial and non-financial covenants, which include, among others, a ratio of EBITDA to fixed charges, as defined, and a level of tangible net worth.

Thompson Dental Manufacturing Co., Inc., a subsidiary of the Company, is a guarantor and surety of borrowings under these credit facilities.

7. LONG-TERM DEBT:
                                                        March 31,     June 30,
                                                          2000          1999
                                                       ----------    ----------


Note payable to bank in monthly installments of
$31,667, plus interest at prime minus .05%,
through April 1, 2003. (Interest rate not to
exceed 8.45% or be below 8.20%). Rate at March 31,
2000 was 8.45%.                                        $ 1,799,339   $2,084,339


Mortgage payable to bank in monthly installments
of $11,307, plus interest at LIBOR plus 1.63%,
through August 2008 (Interest rate not to exceed
7.29% or be below 7.04%). Rate at March 31, 2000
was 7.29%                                                1,239,292    1,262,853


Note payable to bank in monthly installments of
$16,525, plus interest at LIBOR plus 2.24%,
through November 2003. (Interest rate not to
exceed 7.54% or be below 7.27%). Rate at March 31,
2000 was 7.54%                                             922,529      954,012

Mortgage payable to municipal authority in monthly
installments of $6,371, including interest at
2.00%, through July 1, 2010.                               702,676      744,182

Convertible line of credit payable to bank in
monthly installments of principal and interest,
through August 2004. Rate at March 31, 2000 was
8.75%                                                      441,667            -

Mortgage payable to bank in monthly installments
of $3,730, plus interest at LIBOR plus 1.63%,
through August 2008 (Interest rate not to exceed
7.29% or be below 7.04%). Rate at March 31, 2000
was 7.29%                                                  419,616      427,599

Note payable to officer with annual interest
payments payable at a 10% interest rate, and
principal due in full in December, 2002.                   257,000            -

Mortgage payable to municipal authority in monthly
installments of $1,952, including interest at
2.00%, through April 1, 2010.                              205,617      220,038

Mortgage payable to bank in monthly installments
of $5,305, plus interest at a floating interest
rate through August 2001 (Interest rate not to
exceed 5.85% or be below 5.69%). Rate at March 31,
2000 was 5.85%                                              92,366      138,976

Mortgage payable to bank in monthly installments
of $2,543, including interest at prime plus 1.5%,
through December 1, 2011. Rate at March 31, 2000
was 9.5%                                                   209,715     218,646
                                                        ----------  ----------

                                                         6,289,817   6,050,645

Less- Current portion                                     (715,522)   (614,553)
                                                        ----------  ----------
                                                        $5,574,295  $5,436,092
                                                        ==========  ==========

Substantially all of the Companys assets are pledged as collateral for the long-term debt. In addition, the two mortgages payable to municipal authorities are collateralized by an aggregate of $150,000 in standby letters of credit.

As of March 31, 2000, long-term debt matures as follows:

                    2000                       595,343
                    2001                       702,343
                    2002                     1,111,358
                    2003                     1,020,094
                    2004                       947,612
              Thereafter                     1,913,067
                                             ---------
                                             6,289,817
                                             =========

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

                                             For the                            For the
                                       Three Months Ended                  Nine Months Ended
                                             March 31                           March 31
                                           (unaudited)                        (unaudited)
                                  -----------------------------      ------------------------------
                                      2000             1999              2000             1999
                                  ------------     ------------      ------------     -------------
Net sales:
    Domestic Customers -
      Dental supplies             $  2,290,987     $  2,158,370      $  7,131,703     $   6,637,647
      Precision abrasives            1,101,282          882,498         3,535,361         2,376,241
    International customers -
      Dental supplies                  404,837          286,975         1,130,872         1,168,936
      Precision abrasives              760,820          493,835         1,400,724           954,440
                                  ------------     ------------      ------------     -------------
                                  $  4,557,926     $  3,821,678      $ 13,198,660     $  11,137,264
                                  ============     ============      ============     =============
Gross profit
      Dental supplies             $  1,549,403     $  1,108,967      $  4,454,155     $   3,475,081
      Precision abrasives              643,273          441,102         1,338,576         1,101,239
                                  ------------     ------------      ------------     -------------
                                  $  2,192,676     $  1,550,069      $  5,792,731     $   4,576,320
                                  ============     ============      ============     =============
Operating income (loss)
      Dental supplies             $    822,593     $    153,510      $  1,334,540     $     487,689
      Precision abrasives             (113,755)        (359,035)         (101,872)         (503,888)
                                  ------------     ------------      ------------     -------------
                                  $    708,838     $   (205,525)     $  1,232,668     $     (16,199)
                                  ============     ============      ============     =============
Depreciation and amortization:
      Dental supplies                   19,614          124,504           265,638           363,493
      Precision abrasives               42,282          105,597           190,229           249,313
                                  ------------     ------------      ------------     -------------
                                        61,896          230,101           455,867           612,806
                                  ============     ============      ============     =============
Capital expenditures:
      Dental supplies                   11,289            9,779            51,471            85,354
      Precision abrasives               14,081           41,566            64,204           135,840
                                  ------------     ------------      ------------     -------------
                                        25,370           51,345           115,675           221,194
                                  ============     ============      ============     =============

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


One of the Company's counterclaims in the Dentsply litigation involves patents covering an endodontic (root canal) instrument design. An arbitrator appointed by the American Arbitration Association issued a ruling in October 1999 allowing Dentsply a specific tolerance related to an important angle of the tip of certain endodontic instruments, finding that instruments within this tolerance are immune from the Company's patent counterclaim. The Company believes that this ruling permits it to proceed with its patent infringement counterclaim against Dentsply with respect to Dentsply instruments that fall below the allowed tolerance.


Foot Powder Settlement

During calendar year 1997, the Company settled a Government investigation of Itch-Away Foot Powder which the Company manufactured and sold pursuant to contracts with the United States Defense Department. The Company entered into a civil settlement of the matter agreeing to pay the Government a total of $505,000, without interest. These payments are secured by an irrevocable letter of credit obtained by the Company from a bank. The Company made the first payment of $100,000 in August 1997, the second payment of $101,250 in August 1998 and the third payment of $101,250 in August 1999, and will make two similar annual payments. In connection with this matter, the Company was fined $350,000, which is payable in five annual installments commencing in January 1998. The Company has paid the first, second and third installments. Interest is payable at 5.42% per year and is due at the end of the final year payout.

Capital Leases

The Company has entered into capital leases for property and equipment which expire at various dates through December 2005. Property and equipment acquired under capital leases at a cost of $641,685 and $492,685, less accumulated amortization of $215,537 and $103,377, are included in property and equipment in the accompanying consolidated balance sheets as of March 31, 2000 and June 30, 1999, respectively. Interest rates on these capital leases range from 5.1% to 11.1%. Future minimum lease payments under capital leases as of March 31, 2000 are as follows:


2000                                     $  113,544
2001                                        125,064
2002                                         86,129
2003                                         66,948
2004                                         66,948
Thereafter                                  154,792
                                         ----------
Total minimum lease payments                613,425
Less- Amount representing interest         (169,635)
                                         ----------
Present value of minumum capital
      lease payments                     $  443,790
                                         ==========


Royalties

The Company has entered into a number of license agreements with third parties. Generally, the agreements require the Company to pay a royalty on sales of certain products that are derived under these licensing agreements. The royalty expense is accrued in the same period in which the revenues incorporating the technology are recognized.

10. OTHER INCOME, NET:

In April 1999, certain coating equipment, utilized in the manufacture of abrasive materials in the Precision Abrasives segment, was damaged at the Company's Montgomeryville facility. As a result, the Company received proceeds under its insurance coverage of $200,000 during the three months ended June 30, 1999, $135,000 during the three months ended September 30, 1999, and $180,000 during the three months ended March 31, 2000, which was used to replace a portion of the damaged equipment and resolve a business interruption claim.

11. RELATED PARTY TRANSACTION:

In January, 2000, an officer of the Company transferred 181,500 shares of the Company's common stock in payment of certain legal fees owing to the Company's counsel in the Dentsply litigation, which had been incurred and recorded by the Company in the prior fiscal year. The Company issued its promissory note in the principal amount of $257,000, the stipulated value of the shares transferred by the officer. The note is payable in full on December 31, 2002. Interest at the annual rate of 10% is payable on December 31 of each year, but the Company may elect to defer payment of interest and add it to the principal amount due.

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

Overview

The Company recorded net income (loss) of $441,621 and (204,036) for the three months ended March 31, 2000 and 1999, respectively. The improved operating results were due to increased net sales offset by increased professional and legal fees incurred by the Company related to the Dentsply litigation, which will continue to have a material adverse effect on the Company's consolidated financial position and results of operations for the foreseeable future.

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

The Company received insurance proceeds to replace and/or repair the damaged equipment and funds to resolve a business interruption claim. The Company replaced the affected equipment during the nine months ended March 31, 2000, which resulted in little or no impact on overall production capacity. This matter is closed.

Summary

The following unaudited table sets forth for the periods indicated the Company's key financial information by segment.

                                         For the                               For the
                                   Three Months Ended                     Nine Months Ended
                                         March 31                              March 31
                               ----------------------------          ------------------------------
                                  2000              1999                2000                1999
                               ----------         ---------          ----------          ----------
Net Sales:
  Dental supplies               2,695,824         2,445,345           8,262,575           7,806,583
  Precision abrasives           1,862,102         1,376,333           4,936,085           3,330,681
                              -----------       -----------         -----------         -----------
                                4,557,926         3,821,678          13,198,660          11,137,264
                              ===========       ===========         ===========         ===========
Gross profit
  Dental supplies             $ 1,549,403       $ 1,108,967         $ 4,454,155         $ 3,475,081
  Precision abrasives             643,273           441,102           1,338,576           1,101,239
                              -----------       -----------         -----------         -----------
                              $ 2,192,676       $ 1,550,069         $ 5,792,731         $ 4,576,320
                              ===========       ===========         ===========         ===========
Operating income (loss)
  Dental supplies             $   822,593       $   153,510         $ 1,334,540         $   487,689
  Precision abrasives            (113,755)         (359,035)           (101,872)           (503,888)
                              -----------       -----------         -----------         -----------
                              $   708,838       $  (205,525)        $ 1,232,668         $   (16,119)
                              ===========       ===========         ===========         ===========

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net sales for the three months ended March 31, 2000 increased $736,248 from the three months ended March 31, 1999. Net sales in the Dental Supplies segment increased $250,479 primarily due to increased sales of the Company's propriety and patented endodontic (root canal) instruments. Net sales in the Precision Abrasives segment increased $485,769 from $1,376,333 for the three months ended March 31, 1999 to $1,862,102 for the three months ended March 31, 2000 primarily as a result of sales of newly developed higher priced abrasive films for fiber-optic polishing applications.

Gross profit for the three months ended March 31, 2000 increased $642,607 from the three months ended March 31, 1999. Gross profit in the Dental Supplies segment increased $440,436 from $1,108,967 (45.4% of Dental Supplies net sales) for the three months ended March 31, 1999 to $1,549,403 (57.5% of Dental Supplies net sales) for the three months ended March 31, 2000. Gross profit in the Precision Abrasives segment increased from $441,102 (32.0% of Precision Abrasives net sales) for the three months ended March 31, 1999 to $643,273 (34.5% of Precision Abrasives net sales) for the three months ended March 31, 2000. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the product mix offered by the Company.

Sales and marketing expenses decreased $228,228 from $727,423 (19.0% of net sales) for the three months ended March 31, 1999 to $499,195 (11.0% of net sales) for the three months ended March 31, 2000 primarily as a result of decreased advertising charges, coupled with expenses incurred for new Company sales catalogs in the prior year. General and administrative expenses decreased $94,133 from $1,025,309 (26.8% of net sales) for the three months ended March 31, 1999 to $ 931,176 (20.4% of net sales) for the three months ended March 31, 2000. The Company believes it will incur significant costs, which the Company is unable to estimate due to the nature of litigation, related to the Dentsply litigation for the foreseeable future that will have a material adverse effect on the Company's consolidated financial position and results of operations. (See discussion of legal proceedings in Part I, Item 1, Footnote No. 9, to the Consolidated Financial Statements of this Form 10-Q.)

Interest expense increased due to an increase in the average interest rate on the Company's outstanding debt and higher levels of outstanding debt.

Research and development expenses and interest income remained relatively constant between periods.

Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999

Net sales for the nine months ended March 31, 2000 increased $ 2,061,396 from the nine months ended March 31, 1999. Net sales in the Dental Supplies segment increased $455,992 due to an increase in sale of endodontic instruments. Net sales in the Precision Abrasives increased $1,605,404 from $3,330,681 for the nine months ended March 31, 1999 to $4,936,085 for the nine months ended March 31, 2000 primarily as a result of a new sales effort and increased volume of fiber optic polishing films.

Gross profit for the nine months ended March 31, 2000 increased $1,216,411 from the nine months ended March 31, 1999. Gross profit in the Dental Supplies segment increased $979,074 from $3,475,081 (44.5% of Dental Supplies net sales) for the nine months ended March 31, 1999 to $ 4,454,155 (53.9% of Dental Supplies net sales) for the nine months ended March 31, 2000. Gross profit in the Precision Abrasives segment increased $237,337 from $1,101,239 (33.1% of Precision Abrasives net sales) for the nine months ended March 31, 1999 to $1,338,576 (27.1% of Precision Abrasives net sales) for the nine months ended March 31, 2000. The increases in gross profit are due to the aforementioned increases in net sales. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as percentage of net sales are due to changes in the product mix offered by the Company.

Sales and marketing expenses decreased $253,823 from $1,964,115 (17.6% of net sales) for the nine months ended March 31, 1999 to $1,710,292 (13.0% of net sales) for the nine months ended March 31, 2000 primarily as a result of lower sales commissions and reduced trade magazine advertising, offset by increased marketing expenses related to the Company's seminar program. General and administrative expenses increased $172,537 from $2,600,717 (23.4% of net sales) to $2,773,254 (21.0% of net sales) due to higher legal and professional fees in connection with the Dentsply litigation.

Interest expense increased due to an increase in the average variable interest rate on the Company's outstanding debt obligations and higher levels of outstanding debt. Other income increased $105,307 between periods due to the receipt of $315,000 in casualty insurance proceeds during the nine months ended March 31, 2000.

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

Net cash of $61,042 and $ (738,664) was provided by/(used in) operating activities in the nine months ended March 31, 2000 and 1999, respectively. The improvement in net cash from operating activities between periods was primarily a result of a higher level of net income to date in fiscal 2000 versus 1999.

Expenditures for property, plant and equipment totaled $115,675 for the nine months ended March 31, 2000 and $221,194 for the nine months ended March 31, 1999.

Proceeds received from long-term debt were $257,000 and $975,000 for the nine months ended March 31, 2000 and 1999, respectively. For the nine months ended March 31, 2000 and 1999, the Company made payments on long-term debt of $517,828 and $1,557,299 respectively, which includes payments of $975,000 related to a separate refinancing of certain long-term debt during the nine months ended March 31, 1999.

During the three months ended March 31, 1999, the Company renegotiated certain of its mortgages and loans to secure more favorable terms and interest rates.

The Company has a commitment for a $3,000,000 line of credit with a bank which expires on December 31, 2000, subject to renewal. The line of credit bears interest at the prime rate and is secured by substantially all of the Company's assets. During the nine months ended March 31, 2000, the Company borrowed $800,000 under this line of credit. In addition, the Company had an additional convertible line of credit with the same bank which it may borrow up to $500,000 to finance legal fees and related expenses. During the nine months ended March 31, 2000, the Company borrowed the maximum amount available under the convertible line of credit.

The Company expects to spend approximately $150,000 in fiscal 2000 on capital expenditures, primarily for abrasive and dental instrument manufacturing equipment. The Company also may be required to make additional expenditures to repair and/or replace certain of its coating equipment damaged in April 1999. In addition, the Company is obligated to pay $337,500 over three years relating to the settlement of the foot powder matter, and expects to spend significant funds on the Dentsply litigation. (See discussion of legal proceedings in Part I, Item 1, Footnote No. 9, to the Consolidated Financial Statements of this Form 10-Q.) The Company anticipates that sufficient cash will be generated from operations to fund these payments and expenditures and, to the extent they are not, they will be funded using the Company's credit facilities.

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

               2. The Company filed a form 8-K on April 7, 2000, announcing the retention of BDO Seidman, LLP as its Independent Auditor and the termination of its prior Independent Auditor. There were no disagreements with the prior Independent Auditor.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MOYCO TECHNOLOGIES, INC.

Dated:  May 15, 2000               BY: /s/Marvin E. Sternberg
                                       --------------------------------------
                                       Marvin E. Sternberg
                                       Chairman of the Board, President
                                       and Chief Executive Officer (Principal
                                        Executive Officer) and Director


Dated: May 15, 2000                BY: /s/William G. Woodhead
                                       ----------------------------------------
                                       William G. Woodhead
                                       Secretary/Treasurer, Principal Financial
                                       Officer and Principal Accounting Officer
                                       and Director