Form 10-K
period 2000-06-30
MOYCO TECHNOLOGIES INC
filed 2000-11-09
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

                           Commission File No. 0-4123


                            MOYCO TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               Pennsylvania                                     23-1697233
               ------------                                     ----------
      (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                     Identification Number)

             200 Commerce Drive
       Montgomeryville, Pennsylvania                              18936
 ----------------------------------------                      ----------
 (Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (215) 855-4300
       ------------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:


Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

                                YES __X__ NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value, based on the closing price of such stock as reported by NASDAQ, of the voting stock (Common stock) held by non-affiliates of the Registrant as of September 9, 2000 was $4,121,792.

For purposes of making this calculation only, the Registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than 10% of the Common stock of the Registrant.

As of September 9, 2000, the number of shares outstanding of the Registrant's Common stock was 5,034,392.

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

All products are generally sold through salaried salespersons to dental supply wholesalers and distributors serving the professional dental market in the United States and overseas, as well as to a limited number of end users. During the years ended June 30, 2000 and 1999, one Dental Supplies segment customer accounted for 12.4% and 11.9%, respectively, of the Company's total net sales. Sales in the Dental Supplies segment to overseas customers were 8.7%, 12.1% and 17.5% of total net sales for the years ended June 30, 2000, 1999 and 1998, respectively. See Note 9 of Notes to Consolidated Financial Statements.

Sales of the Company's endodontic (root canal) instruments accounted for 36.8%, 25.6% and 24.0% of the Company's total net sales for the years ended June 30, 2000, 1999 and 1998, respectively. Certain of these instruments are subject to litigation with DENTSPLY International Inc. ("Dentsply"). (See discussion of legal proceedings in Part I, Item 3 of this Form 10-K).

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

During the fiscal year, Moyco introduced various innovative and proprietary endodontic (root canal) products which are expected to compliment popular Moyco Union Broach products and to fully integrate the endodontic product line. These products, such as POW-R .06 coronal shapers, SLIDE file lubricant, Sprint TCM Motor and the MARK V apex locator, will allow Moyco to market complete endodontic systems to dental professionals through seminars sponsored by Moyco and its network of authorized distributors. To further expand its endodontic product offering, Moyco, through its Thompson product line, also manufactured and marketed several new endodontic hand instruments featuring proprietary color-coded tactile tone grips to reduce hand stress. Research and development focusing on endodontic products continues.

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

Moyco's abrasives made for the toy and hobby industry ("Flexi-I-Grit") are sold by a master distributor and other repackers through the use of private label arrangements, while the "Ultralap" products are sold by the Company's salesmen either directly to end users or to distributors. Sales in the Precision Abrasives segment to overseas customers were 12.2%, 7.9% and 4.9% of total net sales for the years ended June 30, 2000, 1999 and 1998, respectively. See Note 9 of Notes to Consolidated Financial Statements.

Backlog

There is a backlog of orders in the aggregate of $1,711,948 as of June 30, 2000. There had been a backlog of orders in the aggregate of $2,076,024 as of June 30, 1999. Approximately 27.3% and 75.9% of the backlog at June 30, 2000 and 1999, respectively, relates to the Precision Abrasives segment.

Sources and Availability of Supplies

The Company procures its raw materials and supplies from various sources and does not expect to have any difficulty in procurement during the coming year or the foreseeable future.

Patents, Trademarks and Licenses

The Company's ability to compete effectively with other companies depends, in part, on its ability to protect and maintain the proprietary nature of its technology. The Company owns 9 United States patents, 1 Japanese patent and a number of issued foreign patents and pending patent applications for its products. The Company plans to continue to patent inventions which may provide commercial benefit. Currently, the Company has two patent applications pending for a new endodontic instrument design and manufacturing process. In addition, the Company is reviewing the possibility of filing several new applications related to both its dental and abrasives technologies. The Company treats its design and technical data as confidential, and relies on nondisclosure safeguards, such as confidentiality agreements, laws protecting trade secrets and agreements to protect proprietary information. The Company has incurred substantial costs in enforcing its patents against infringement by others and defending itself against similar claims of others. Although the Company has been successful to date in disputes involving the validity and enforceability of its patents and in defending itself against claims by others of patent infringement, there can be no assurance that the Company will continue to be successful in such matters in the future or that the Company's patents or other proprietary rights, even if continuing to be held valid, will be broad enough in scope to enable the Company to prevent third parties from producing products using similar technologies or processes. The Company also has registered various trademarks which have assisted the Company in building brand identity and loyalty.

Research and Development

The Company engages in research activities directed toward the development of new products relating to current product lines and the improvement of existing products. Spending for research and development totaled $43,842, $37,857 and $986,690, for the years ended June 30, 2000, 1999 and 1998, respectively.

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

Employees

As of June 30, 2000, the Company employs 169 persons, of whom 129 are involved in manufacturing products for the Precision Abrasives and Dental Supplies segments, and 40 are engaged in administration, sales, engineering, supervision and clerical work. The Company has had no work stoppages and considers its relationship with its employees to be good.

Regulatory Matters

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company's products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. In the United States, the Food and Drug Administration (FDA) regulates the Company's Dental Supplies line under the Food, Drug, and Cosmetic Act ("FDC Act") and regulations promulgated thereunder. Advertising and other forms of promotion and methods of marketing of the Company's products are subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTC Act").

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

Dentsply Litigation

On April 22, 1998, the Company was served with a complaint in the United States Court for the Middle District of Pennsylvania by Dentsply International, Inc. (Dentsply) claiming infringement of a Dentsply patent by the Company's manufacturing process to fabricate nickel titanium endodontic (root canal) instruments. By amendment, a claim for infringement of a second related patent was later added. The Company retained counsel to vigorously defend against the Dentsply complaint, which management believed to be without basis. The Company asserted defenses which management believed meritorious. In addition, the Company filed counterclaims alleging, among other things, that Dentsply is infringing three Company patents, violating the Sherman Antitrust Act and the Lanham Act, and interfering with the Company's business relationships.

Subsequent to the fiscal year ended June 30, 2000, the two parties reached a settlement of their respective claims, and entered into two license agreements. Dentsply licensed from Moyco three United States and related foreign patents covering inventions related to endodontic instrument tips. Moyco licensed from Dentsply four United States patents covering various inventions related to nickel titanium endodontic instruments. The parties have agreed to release each other from all claims pending in the U.S. District Court for the Middle District of Pennsylvania. Royalties earned and/or paid under those agreements will be based on sales of licensed products beginning January 1, 2001.

The Company is currently engaged in discussions to finalize fees and expenses incurred in the Dentsply litigation. As of this date, no final determination can be made, although as of June 30, 2000 the Company has accrued for what it believes to be its liability for such fees and expenses.

Foot Powder Settlement

During calender year 1997, the Company settled a Government investigation of Itch-Away Foot Powder which the Company manfactured and sold pursuant to contracts with the United States Defense Department. The Compay entered into a civil settlement of the matter agreeing to pay the Government a total of $505,000, without interest. These payments are secured by an irrevocable letter of credit obtained by the Company from a bank. The Company made the first payment of $100,000 in August 1997, the second payment of $101,250 in August 1998, the third payment of $101,250 in August 1999, the fourth payment of $101,250 in August 2000, and will make one similar payment in August 2001. In connection with this matter, the Company was fined $350,000, which is payable in five annual installments commencing in January 1998. The Company has paid the first, second and third installments. Interest is payable at 5.42% per year and is due with the final payment.

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

The following table sets forth the high and low sales prices per share (adjusted to give retroactive effect to the respective 10% stock dividends issued on September 30, 1998 and November 24, 1999) for each quarter during fiscal year 2000 and 1999 based on NASDAQ SmallCap and National Market Composite Transactions.

                                                              High          Low
                                                              ----          ---
First quarter ended September 30, 1999                       $1.78         $1.13
Second quarter ended December 31, 1999                        1.75          0.88
Third quarter ended March 31, 2000                            8.00          1.00
Fourth quarter ended June 30, 2000                            4.06          1.50

                                                              High          Low
                                                              ----          ---
First quarter ended September 30, 1998                       $3.85         $2.90
Second quarter ended December 31, 1998                        2.20          1.10
Third quarter ended March 31, 1999                            1.52          1.13
Fourth quarter ended June 30, 1999                            1.83          1.10

The number of shareholders of record at June 30, 2000 was 698, which excludes shareholders whose shares are held in nominee or "street" name by brokers.

The Company has never paid cash dividends on its common stock. The Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business.

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

ITEM 6. SELECTED FINANCIAL DATA.

Selected consolidated statement of operations data:

                                                                  For the Year Ended June 30
                                          ------------------------------------------------------------------------
                                             2000           1999             1998      1997(3)           1996
                                             ----           ----             ----      -------           ----
NET SALES                                 $17,676,513   $15,062,944     $15,337,641    $13,982,927     $11,914,303

COST OF GOODS SOLD                         10,555,090     8,796,706       8,559,554      8,581,493       7,293,200
                                           ----------     ---------       ---------      ---------       ---------

          Gross profit                      7,121,423     6,266,238       6,778,087      5,401,434       4,621,103

OPERATING EXPENSES(1)                       5,591,850     6,656,528       6,756,281      6,296,883       3,268,965
                                            ---------     ---------       ---------      ---------       ---------

          Income (loss) from
             operations                     1,529,573      (390,290)         21,806       (895,449)      1,352,138

INTEREST (EXPENSE) AND OTHER
INCOME, net (2)                              (188,349)     (279,972)      1,362,333       (492,783)       (420,605)

INCOME TAX BENEFIT (EXPENSE)                 (583,816)      234,461        (322,810)       379,604        (186,394)
                                             --------       -------         --------       -------        --------

NET INCOME (LOSS)                            $757,408     $(435,801)     $1,061,329    $(1,008,628)       $745,139
                                             ========     =========      ==========    ============       ========

BASIC EARNINGS (LOSS) PER COMMON
SHARE(4)                                        $0.15        $(0.09)          $0.21         $(0.20)          $0.15
                                                =====        ======           =====         =======          =====

DILUTED EARNINGS (LOSS) PER COMMON
SHARE(4)                                        $0.15        $(0.09)          $0.21         $(0.20)          $0.15
                                                =====        ======           =====         =======          =====

(1) In fiscal 1998, the Company made a one-time payment of $775,000 relating to certain research and development fees. See Note 3 of Notes to Consolidated Financial Statements.

(2) On December 31, 1997, the Company sold its chemical mechanical planarization ("CMP") assets and CMP business product line for the electronics industry and related intellectual property to EKC Technology, Inc. ("EKC"), a subsidiary of ChemFirst Inc. for $2,450,000 in cash, as well as a deferred payment by EKC contingent on sales of CMP products during the period through June 30, 2000, and varying royalties based on sales of CMP products through 2004. This transaction resulted in a pre-tax gain of $1,660,483 for the Company in fiscal 1998. See Note 14 of Notes to Consolidated Financial Statements.

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

(4) As adjusted to give retroactive effect to the respective 10% stock dividends issued on September 30, 1998 and November 24, 1999. See Note 3 of Notes to Consolidated Financial Statements.

Selected consolidated balance sheet data:

                                                                             June 30
                                          ------------------------------------------------------------------------
                                           2000           1999            1998             1997            1996
                                           ----           ----            ----             ----            ----
Working capital                            $5,967,384    $5,159,438      $5,575,453     $3,729,300      $4,717,373
                                           ==========    ==========      ==========     ==========      ==========

Total assets                              $16,709,055   $16,205,774     $15,739,912    $15,044,732     $12,544,014
                                          ===========   ===========     ===========    ===========     ===========

Capital lease obligations,
excluding current portion                    $328,378      $292,976        $152,533            $--             $--
                                             ========      ========        ========            ===             ===

Long-term debt, excluding current
portion                                    $5,400,064    $5,436,092      $5,793,718     $5,255,263      $5,616,112
                                           ==========    ==========      ==========     ==========      ==========

Shareholders' equity                       $6,267,781    $5,427,118      $5,879,969     $4,820,565      $4,975,488
                                           ==========    ==========      ==========     ==========      ==========

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

Overview

Over the past five years, Moyco increased sales from $11.9 million to $17.7 million. This growth is the result of many factors including acquisitions, strategic alliances and the introduction of new products.

The Company recorded net income of $757,408 for fiscal 2000 primarily due to increased demand for fiber optic polishing films. This net income was achieved despite a decrease in net revenues from international customers in the Dental Supplies segment and incurred expenses for the on-going introduction of a new sales, marketing and growth strategy in the Precision Abrasives segment. The Precision Abrasives segment has targeted four applications and markets to generate additional revenues for its precision lapping films and slurries. The growth strategy is to target specific opportunities related to the finishing and polishing of computer heads, ceramic rolls and automotive parts. As a result of continued growth of fiber optic technologies for the home and workplace, sales of fiber optic polishing films are expected to exceed current levels in the immediate future. The Company will continue to invest in product development in order to serve this growing market.

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

In January, 2000, an officer of the Company transferred 181,500 shares of the Company's common stock in payment of certain legal fees owing to the Company's counsel in the Dentsply litigation, which has been incurred and recorded by the Company in the prior fiscal year. The Company issued its promissory note in the principal amount of $257,000, the stipulated value of the shares transferred by the officer. The note is payable in full on December 31, 2002. Interest at the annual rate of 10% is payable on December 31 of each year, but the Company may elect to defer payment of interest and add it to the principal amount due.

In June, 2000, the Company issued 30,000 shares of restricted common stock valued at approximately $78,750 on date of issuance, to a consulting firm for professional services to review and evaluate strategic alternatives, including but not limited to mergers, acquisitions, and spin-off of business segments, and thereafter implement a plan to increase shareholder value. The Company believes that the value of the services to be rendered by the consultant to be equivalent to the value of the shares on the date of issuance.

Summary

The following table sets forth for the periods indicated the Company's key financial information by segment.

                                            For the Year Ended June 30
                                   ---------------------------------------------
                                       2000            1999             1998
                                       ----            ----             ----

Net sales:
Dental Supplies                    $11,025,916     $10,319,202      $10,915,768
Precision Abrasives                  6,650,597       4,743,742        4,421,873
                                     ---------       ---------        ---------

                                   $17,676,513     $15,062,944      $15,337,641
                                   ===========     ===========      ===========

Gross profit:
Dental Supplies                     $5,241,989      $5,058,017       $5,336,168
Precision Abrasives                  1,879,434       1,208,221        1,441,919
                                     ---------       ---------        ---------

                                    $7,121,423      $6,266,238       $6,778,087
                                     =========      ==========       ==========

Operating income (loss):
Dental Supplies                     $1,202,237        $140,814       $1,365,562
Precision Abrasives                    327,336        (531,104)      (1,343,756)
                                       -------        ---------      -----------

                                    $1,529,573       $(390,290)         $21,806
                                     =========       ==========         =======

Results of Operations

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

Net sales in fiscal 2000 totaled $17,676,513, an increase of $2,613,569 from fiscal 1999 sales of $15,062,944. Net sales in the Dental Supplies segment increased $706,714 primarily due to an increase in the sales of the Company's proprietary and patented endodontic (root canal) instruments. Net sales in the Precision Abrasives segment increased $1,906,855 primarily resulting from the full rollout in fiscal 2000 of new proprietary abrasive films for fiber-optic polishing applications. These films were first introduced in the prior fiscal year. In addition, the Company secured several new customers for this product line.

Gross profit increased $855,185 from fiscal 1999. As a result of the increased sales, the gross profit in the Dental Supplies segment increased $183,972 from $5,058,017 (49.0% of Dental Supplies net sales) in fiscal 1999 to $5,241,989 (47.5% of Dental Supplies net sales) in fiscal 2000. Materials cost increases accounted for the reduction in gross profit as a percentage of sales. The gross profit in the Precision Abrasives segment increased $671,213 from $1,208,221 (25.5% of Precision Abrasives net sales) in fiscal 1999 to $1,879,434 (28.3% of Precision Abrasives net sales) in fiscal 2000. Gross profit as a percentage of net sales in the Dental Supplies segment remained relatively constant between periods. The improvement in gross profit percentage for the Precision Abrasives segment is attributable to improved product mix and the casualty loss suffered in fiscal 1999, which had caused production interruptions and the use of less efficient manufacturing processes during the period subsequent to the loss.

Operating expenses decreased $1,064,678 from $6,656,528 (44.2% of net sales) in fiscal 1999 to $5,591,850 (31.6% of net sales) in fiscal 2000. Sales and marketing expenses decreased $804,639 from $2,808,676 (18.6% of net sales) in fiscal 1999 to $2,004,037 (11.3% of net sales) in fiscal 2000 primarily as a result of cost containment measures. General and administrative expenses decreased $266,024 from $3,809,995 (25.3% of net sales) in fiscal 1999 to $3,543,971 (20.0% of net sales) in fiscal 2000 due to a lower level of legal fees incurred in defending the Dentsply litigation. The Company settled the Dentsply litigation subsequent to the close of fiscal 2000. (See discussion of legal proceedings in Part I, Item 3 of this Form 10-K).

Interest expense decreased largely due to the full year effect of the debt renegotiation that the Company accomplished in late fiscal 1999. Interest income remained relatively constant between periods. The increase in income tax expense is attributable to the higher level of profitablility.

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

In fiscal 1998, the Company sold its CMP assets and CMP business product line for the electronics industry and related intellectual property to EKC, a subsidiary of ChemFirst Inc. for $2,450,000 in cash, as well as a deferred payment by EKC contingent on sales of CMP products during the period through June 30, 2000, and varying royalties based on sales of CMP products through 2004. The additional deferred payment expected to be received for the period through June 30, 2000 is not significant. This transaction resulted in a pre-tax gain of $1,660,483 for the Company in fiscal 1998.

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

Net cash of $732,998 and ($51,215) was provided by/(used in) operations during fiscal 2000 and 1999, respectively. Net cash of $1,567,970 was used in operations in fiscal 1998. In fiscal 2000, the decreasing use of cash between periods was driven by improved profitability, as offset by increases in inventory levels and payments to vendors. The decreased cash used in operations between fiscal 1999 and 1998 was a result of the timing of receivable collections from customers, changes in the level of inventory maintained by the Company and payments to vendors offset by an increasing loss from operations and the timing of payments to taxing authorities.

Working capital at June 30, 2000 and 1999, totaled $5,967,384 and $5,159,438, respectively. The Company's current ratio at June 30, 2000 and 1999, was 2.3:1 and 2.1:1, respectively.

Expenditures for property, plant and equipment totaled $213,012 in fiscal 2000, $291,838 in fiscal 1999 and $439,833 in fiscal 1998. The Company received proceeds of $2,673,000 related to the sale of its CMP assets, the CMP business product line for the electronics industry and related intellectual property, and certain particle dispersion technology during fiscal 1998.

Proceeds received from long-term debt were $257,000, $975,000 and $4,260,000 for fiscal 2000, 1999 and 1998, respectively, which includes proceeds of $750,000 related to a refinancing of a portion of its line of credit with long-term debt with a bank during fiscal 1999. For fiscal 2000, 1999 and 1998, the Company made payments on long-term debt and capital lease obligations of $755,817, $1,734,887 and $3,651,897, respectively, which includes payments of $975,000 and $2,562,921 related to refinancing of certain long-term debt during fiscal 1999 and 1998, respectively.

In June 2000, the Company issued 30,000 shares of restricted common stock, valued at approximately $78,750 on date of issuance, to a consulting firm for professional services to review and evaluate strategic alternatives, including but not limited to mergers, acquisitions, and spin-off of business segments, and thereafter implement a plan to increase shareholder value.

The Company has a commitment for a $3,000,000 line of credit with a bank which will expire on December 31, 2000, subject to renewal. Management believes it will be able to renew the line of credit under similar terms and conditions. The line of credit bears interest at the prime rate and is secured by substantially all of the Company's assets. During fiscal 2000, the Company had net borrowings of $550,000 under this line of credit. In addition, the Company has an additional convertible line of credit with the same bank to finance legal fees and related expenses under which it may borrow up to $500,000. Payments are due in monthly installments based upon the outstanding amount with the final payment due September 2003. Borrowings under the convertible line of credit bear interest at prime. During fiscal year 2000, the Company borrowed the maximum amount available under the convertible line of credit.

The Company expects to spend approximately $1,500,000 in fiscal 2001 on capital expenditures, primarily for abrasive and dental instrument manufacturing equipment. In addition, the Company is obligated to pay $346,314 over two years relating to the settlement of the foot powder matter. The Company anticipates that sufficient cash will be generated from operations to fund these payments and expenditures and, to the extent they are not, they will be funded using the Company's credit facilities.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 an amendment of FASB Statement No. 133," which must be adopted by the Company in the year ending June 30, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting persons are required by Rule 16a-3(e) of the Securities and Exchange commission to furnish the Company with copies of all Section 16(a) forms they file with the Commission.

Based solely on review of the copies of such forms furnished to the Company during and with respect to the year ended June 30, 2000, the Company believes that during the year then ended all Section 16(a) filings applicable to these Reporting Persons were timely filed.

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

Patents and Proprietary Technologies. The Company's ability to compete effectively with other companies depends, in part, on its ability to protect and maintain the proprietary nature of its technology. The Company owns 9 United States patents, 1 Japanese patent and a number of issued foreign patents and pending patent applications for its products. The Company plans to continue to patent inventions which may provide commercial benefit. Currently, the Company has one patent application pending for a new endodontic instrument design. In addition, the Company is reviewing the possibility of filing several new applications related to both its dental and abrasives technologies. The Company treats its design and technical data as confidential, and relies on nondisclosure safeguards, such as confidentiality agreements, laws protecting trade secrets and agreements to protect proprietary information. The Company has incurred substantial costs in enforcing its patents against infringement by others and defending itself against similar claims of others. Although the Company has been successful to date in disputes involving the validity and enforceability of its patents and in defending itself against claims by others of patent infringement, there can be no assurance that the Company will continue to be successful in such matters in the future or that the Company's patents or other proprietary rights, even if continuing to be held valid, will be broad enough in scope to enable the Company to prevent third parties from producing products using similar technologies or processes. The Company recently resolved patent litigation. See Part I, Item 3.

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

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 an amendment of FASB Statement No. 133," which must be adopted by the Company in the year ending June 30, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes". In March 2000, the SEC issued SAB 101A, "Amendment: Revenue Recognition in Financial Statements," which delays implementation of SAB 101. The Company is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest charged on certain of the Company's debt instruments is based on the lender's prime rate, and is subject to market fluctuation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements:
                                                                            Page
                                                                            ----

Reports of Independent Public Accountants                                     22

Consolidated Balance Sheets - June 30, 2000 and 1999                          24

Consolidated Statements of Operations - For the Years Ended
June 30, 2000, 1999 and 1998                                                  26

Consolidated Statements of Shareholders' Equity - For the Years
Ended June 30, 2000, 1999 and 1998                                            27

Consolidated Statements of Cash Flows - For the Years Ended
June 30, 2000, 1999 and 1998                                                  28

Notes to Consolidated Financial Statements                                    29

Schedule II - Valuation and Qualifying Accounts (included
in Part IV of this Form 10-K)                                                 54

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Moyco Technologies, Inc. and subsidiaries
Montgomeryville, PA

We have audited the accompanying consolidated balance sheet of Moyco Technologies, Inc. and subsidiaries as of June 30, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index for the year ended June 30, 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moyco Technologies, Inc. and subsidiaries at June 30, 2000, and the results of its operations and its cash flows for the year ended June 30, 2000 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                              /s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
October 13, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Moyco Technologies, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of Moyco Technologies, Inc. (a Pennsylvania corporation) and subsidiaries as of June 30, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended June 30, 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as assessing the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Moyco Technologies, Inc. and subsidiaries as of June 30, 1999 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic fiancial statements taken as a whole. The schedule listed in the Index to Financial Statements is presented for the purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                       /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
  September 16, 1999

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                  June 30
                                                                                                  -------
                                        ASSETS                                            2000            1999
                                        ------                                            ----            ----

CURRENT ASSETS:
Cash and cash equivalents                                                                $2,231,514      $1,752,468
Marketable securities                                                                        96,623               -
Accounts receivable, net of reserves of $480,402 and $401,323                             2,298,121       2,458,855
Inventories                                                                               4,776,207       4,373,256
Note receivable, current portion                                                            131,844         206,107
Other receivables                                                                            52,349         212,928
Income tax receivable                                                                             -         155,872
Deferred income taxes                                                                       537,864         475,687
Prepaid expenses                                                                             59,748          31,056
                                                                                             ------          ------

                    Total current assets                                                 10,184,270       9,666,229
                                                                                         ----------       ---------

PROPERTY, PLANT AND EQUIPMENT:
Land                                                                                        602,433         602,433
Buildings and improvements                                                                4,643,585       4,624,245
Machinery and equipment                                                                   6,770,241       6,431,093
Furniture and fixtures                                                                      687,465         683,941
Automotive equipment                                                                        139,630         139,630
                                                                                            -------         -------

                                                                                         12,843,354      12,481,342
Less- Accumulated depreciation and amortization                                          (7,344,954)    (6,656,644)
                                                                                         ----------      ----------

                    Net property, plant and equipment                                     5,498,400       5,824,698
                                                                                          ---------       ---------

OTHER ASSETS:
Goodwill, less accumulated amortization of $122,750 and $91,242                             349,870         381,378
Note receivable, non-current portion                                                        551,734               -
Other                                                                                       124,781         333,469
                                                                                            -------         -------

                    Total other assets                                                    1,026,385         714,847
                                                                                          ---------         -------

                                                                                        $16,709,055     $16,205,774
                                                                                        ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                                  June 30
                                                                                                  -------
                        LIABILITIES AND SHAREHOLDERS' EQUITY                                2000          1999
                        ------------------------------------                                ----          ----

CURRENT LIABILITIES:
Line of credit                                                                           $1,250,000    $1,200,000
Current portion of long-term debt                                                           757,878        614,553
Current portion of capital lease obligations                                                106,955         99,471
Accounts payable                                                                          1,361,315      1,968,921
Income taxes payable                                                                         46,066             --
Accrued expenses                                                                            694,672        623,846
                                                                                            -------        -------

                    Total current liabilities                                             4,216,886      4,506,791
                                                                                          ---------      ---------

CAPITAL LEASE OBLIGATIONS                                                                   328,378        292,976
                                                                                            -------        -------

LONG-TERM DEBT                                                                            5,400,064      5,436,092
                                                                                          ---------      ---------

DEFERRED INCOME TAXES                                                                       320,232        225,797
                                                                                            -------        -------

OTHER LONG-TERM LIABILITIES                                                                 175,714        317,000
                                                                                            -------        -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $.005 par value,
     2,500,000 shares authorized,
     none issued and outstanding                                                                 --            --
Common stock, $.005 par value, 15,000,000
     shares authorized, 5,761,352 and 5,205,547 shares issued                                28,807         26,028
Additional paid-in capital                                                                5,864,185      5,103,443
Retained earnings                                                                           525,237        448,095
Less- Treasury stock of 726,960 and 660,873
     shares at cost                                                                       (150,448)      (150,448)
                                                                                          --------       ---------

                    Total shareholders' equity                                            6,267,781      5,427,118
                    --------------------------                                            ---------      ---------

                                                                                        $16,709,055    $16,205,774
                                                                                        ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 For the Year Ended June 30
                                                                                 --------------------------

                                                                              2000          1999           1998
                                                                              ----          ----           ----

NET SALES                                                                  $17,676,513    $15,062,944   $15,337,641

COST OF GOODS SOLD                                                          10,555,090      8,796,706     8,559,554
                                                                            ----------      ---------     ---------

                    Gross profit                                             7,121,423      6,266,238     6,778,087

OPERATING EXPENSES:
Sales and marketing                                                          2,004,037      2,808,676     2,715,379
Research and development                                                        43,842         37,857       986,690
General and administrative                                                   3,543,971      3,809,995     3,054,212
                                                                             ---------      ---------     ---------

                    Income (loss) from operations                            1,529,573      (390,290)        21,806

INTEREST EXPENSE, net                                                        (457,568)      (522,104)     (614,143)

GAIN ON SALE OF CMP BUSINESS                                                        --             --     1,660,483

GAIN ON SALE OF PARTICLE DISPERSION TECHNOLOGY                                      --             --       223,000

OTHER INCOME, net                                                              269,219        242,132        92,993
                                                                               -------        -------        ------

Income (loss) before income taxes                                            1,341,224      (670,262)     1,384,139

INCOME TAX (EXPENSE) BENEFIT                                                 (583,816)        234,461     (322,810)
                                                                             --------         -------     ---------

NET INCOME (LOSS)                                                             $757,408     $(435,801)    $1,061,329
                                                                              ========     ==========     =========

BASIC EARNINGS (LOSS) PER COMMON SHARE                                           $0.15        $(0.09)         $0.21
                                                                                 =====        =======          ====

SHARES USED IN COMPUTING BASIC EARNINGS (LOSS) PER COMMON SHARE              5,034,392      5,001,262     5,007,367
                                                                             =========      =========     =========

DILUTED EARNINGS (LOSS) PER COMMON SHARE                                         $0.15        $(0.09)         $0.21
                                                                                 =====        =======         =====

SHARES USED IN COMPUTING DILUTED EARNINGS (LOSS) PER COMMON SHARE            5,042,107      5,001,262      5,019,153
                                                                             =========      =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                               Common Stock       Additional                    Treasury Stock
                                               ------------        Paid-In      Retained        --------------
                                            Shares       Amount    Capital      Earnings     Shares      Amount         Total
                                            ------       ------    -------      --------     ------      ------         -----

BALANCE, JUNE 30, 1997                    4,732,215    $23,661   $3,981,584     $946,493    593,875   $(131,173)    $4,820,565
Purchase of common stock for treasury            --         --           --           --        600      (2,225)        (2,225)
Exercise of common stock options                100          1          299           --         --          --            300
10% common stock dividend                   473,232      2,366    1,121,560   (1,123,926)    59,448          --             --
Net income                                       --         --           --    1,061,329         --          --      1,061,329
                                                 --         --           --    ---------         --          --      ---------
                                          ------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1998                    5,205,547     26,028    5,103,443      883,896    653,923    (133,398)     5,879,969
Purchase of common stock for treasury            --         --           --           --      6,950     (17,050)       (17,050)
Net loss                                         --         --           --     (435,801)        --          --       (435,801)
                                                 --         --           --    ---------         --          --      ---------
                                          ------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1999                    5,205,547     26,028    5,103,443      448,095    660,873    (150,448)     5,427,118
Exercise of common stock options              5,250         26        4,474           --         --          --          4,500
Issuance of common stock for services        30,000        150       78,600           --         --          --         78,750
10% common stock dividend                   520,555      2,603      677,668     (680,266)    66,087          --             --
Net income                                       --         --           --      757,408         --          --        757,408
                                                 --         --           --      -------         --          --        -------
                                          ------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2000                    5,761,352    $28,807   $5,864,185     $525,237    726,960   $(150,448)    $6,267,781
                                          =========    =======   ==========     ========    =======   =========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Year Ended June 30
                                                                                      --------------------------

                                                                                  2000             1999          1998
                                                                                  ----             ----          ----

OPERATING ACTIVITIES:
 Net income (loss)                                                               $757,408      $(435,801)    $1,061,329
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities-
   Provision for accounts receivable reserves                                      79,079        186,662         47,290
   Depreciation and amortization                                                  719,823        829,736        834,805
   Gain on sale of CMP business                                                        --             --     (1,660,483)
   Gain on sale of particle dispersion technology                                      --             --       (223,000)
   Gain on disposition of property and equipment                                       --             --        (72,000)
   Issuance of common stock for services                                           78,750             --             --
   Deferred income taxes                                                           32,258       (133,591)       (28,148)
 (Increase) decrease in-
  Accounts receivable                                                              81,655       (367,979)      (603,650)
  Note receivable                                                                (477,471)        21,000             --
  Other receivables                                                               160,579       (141,397)       (71,531)
  Income tax receivable                                                           155,872       (155,872)            --
  Inventories                                                                    (402,951)       (38,082)      (683,033)
  Prepaid taxes and expenses                                                      (28,692)        10,970         95,424
  Other assets                                                                    208,688         47,540        (36,212)
 Increase (decrease) in-
  Accounts payable                                                               (607,606)       645,751        (29,399)
  Income taxes payable                                                             46,066      (245,326)        245,326
  Other accrued expenses                                                          (70,460)      (274,826)      (444,688)
                                                                                 --------      ---------      ---------

                   Net cash provided by (used in) operating activities            732,998        (51,215)    (1,567,970)
                                                                                  -------       --------    -----------

INVESTING ACTIVITIES:
 Purchases of and deposits on property, plant and equipment                      (213,012)      (291,838)      (439,833)
 Purchases of marketable securities                                               (96,623)            --       (185,904)
 Maturities of marketable securities                                                   --        185,904             --
 Proceeds from sale of CMP business                                                    --             --      2,450,000
 Proceeds from sale of particle dispersion technology                                  --             --        223,000
 Proceeds from disposition of property and equipment                                   --             --         72,000
                                                                                      ---             --         ------

                   Net cash provided by (used in) investing activities           (309,635)      (105,934)     2,119,263
                                                                                 --------      ---------      ---------

FINANCING ACTIVITIES:
 Net borrowings (repayments) under line of credit                                 550,000      1,200,000    (1,125,000)
 Proceeds from long-term debt                                                     257,000        975,000     4,260,000
 Payments of capital lease obligations                                           (106,114)      (100,238)      (35,946)
 Payments of long-term debt                                                      (649,703)    (1,634,649)   (3,615,951)
 Proceeds from exercise of stock options                                            4,500             --            300
 Purchase of common stock for treasury                                                 --        (17,050)        (2,225)
                                                                                       --       --------        -------

                   Net cash provided by (used in) financing activities             55,683        423,063       (518,822)
                                                                                  -------        -------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         479,046        265,914         32,471
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    1,752,468      1,486,554      1,454,083
                                                                                ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                         $2,231,514      $1,752,468    $1,486,554
                                                                               ==========      ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                   $530,986        $586,224       $488,688
                                                                                ========        ========       ========

Income taxes paid                                                               $430,383        $510,000            $--
                                                                                ========        ========            ===


The accompanying notes are an integral part of these consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

Statements of Cash Flows

For the purpose of determining cash flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of certificates of deposit and investments in money market accounts. Interest income earned on the investment of cash was $88,507, $56,427 and $60,812 for the years ended June 30, 2000, 1999 and 1998, respectively. The Company incurred $149,000, $268,210 and $224,475 of capital lease obligations during the years ended June 30, 2000, 1999 and 1998, respectively. During the year ended June 30, 1999, the Company and a customer agreed to convert $227,107 in accounts receivable into a note receivable due in the year ending June 30, 2000. During the year ended June 30, 2000, the Company and the customer amended the original note and agreed to convert an additional $449,593 in accounts receivable into a new note receivable. The amended note receivable is due in monthly installments of $18,797 including interest calculated at 15%, through the year ending June 30, 2003.

Marketable Securities

Investments in marketable securities are categorized as either trading, available-for-sale or held-to-maturity. On June 30, 2000, marketable securities consisted of certificates of deposit with contractual maturities of less than one year which the Company plans to hold to maturity. The certificates of deposit are stated at amortized cost.

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

              Buildings and improvements               10-25 years
              Machinery and equipment                   5-10 years
              Furniture and fixtures                    5-10 years
              Automotive equipment                         3 years

Interest expense related to and incurred during the construction period of buildings is capitalized as part of the cost of such assets and depreciated over the estimated useful life of the building. Depreciation and amortization expense related to property, plant and equipment including depreciation and amortization expense on equipment under capital leases (see Note 11) was $671,135, $771,050 and $794,539, for the years ended June 30, 2000, 1999 and 1998, respectively.

Goodwill

Goodwill represents the excess of the purchase price of the Thompson acquisition over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Amortization expense was $31,508 for the each of the three years in the periods ended June 30, 2000, 1999 and 1998.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. As of June 30, 2000, management has evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including accounts receivable, notes receivable, marketable securities, accounts payable and accrued expenses, management believes that the carrying amounts approximate fair value due to their short maturities. The carrying amount and estimated fair value of debt, at June 30, 2000 is $6,157,942 and $5,407,950, respectively, and $6,050,645 and $5,314,196, respectively, at June 30, 1999

Revenue Recognition

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

Advertising Costs

Advertising costs are charged to expense as incurred. The amounts charged to sales and marketing expense in the accompanying consolidated statements of operations for the years ended June 30, 2000, 1999 and 1998, were $207,467, $336,831 and $321,027, respectively.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per Common share computations. All share, per share, options to purchase shares, and option exercise prices per share have been adjusted to give retroactive effect to the respective 10% stock dividends issued on September 30, 1998 and November 24, 1999, (see below):

                                                                            For the Year Ended June 30,
                                                                                       2000
                                                                                       ----
                                                              Income                   Shares                Per Share
                                                            (Numerator)            (Denominator)              Amount
                                                             ---------              -----------               ------
Basic earnings per Common share
   Net income                                                  $757,408             5,034,392                 $0.15

Effect of dilutive securities
   Stock options                                                     --                 7,715
Diluted loss per Common share
   Net loss and assumed conversions                            $757,408             5,042,107                 $0.15
                                                               ========             =========                 =====

                                                                         For the Year Ended June 30,
                                                                                     1999
                                                                                     ----
                                                               Loss                   Shares                Per Share
                                                            (Numerator)            (Denominator)              Amount

Basic loss per Common share
   Net loss                                                   $(435,801)            5,001,262                $(0.09)
Effect of dilutive securities
   Stock options                                                     --                    --
Diluted loss per Common share
   Net loss and assumed conversions                           $(435,801)            5,001,262                $(0.09)
                                                             ==========             =========                ======

                                                                             For the Year Ended June 30,
                                                                                        1998
                                                                                        ----
                                                              Income                  Shares                Per Share
                                                            (Numerator)            (Denominator)              Amount
                                                             ---------              -----------               ------
Basic earnings per Common share
   Net income                                                $1,061,329             5,007,367                 $0.21
Effect of dilutive securities
   Stock options                                                     --                11,786
Diluted earnings per Common share
   Net income and assumed conversions                        $1,061,329             5,019,153                 $0.21
                                                             ==========             =========                 =====


Options to purchase 27,649 shares of Common stock with an average exercise price per share of $2.80 were outstanding during the year ended June 30, 1999, but were not included in the computation of diluted loss per Common share because the Company had a net loss for the year and all outstanding options would have been anti-dilutive. The options, which expire at various times through December 2006, were still outstanding as of June 30, 2000. Options to purchase 5,415 and 5,957 shares of Common stock with an average exercise price per share of $5.37 and $4.83 were outstanding during the years ended June 30, 1998 and 2000, respectively, but were not included in the computation of diluted earnings per Common share because the options' exercise prices were greater than the average market price of the Common shares during the period.

Stock Dividend

In September 1998, the Company, prior to the filing of its annual report on Form 10-K for the fiscal year ended June 30, 1998, declared a 10% stock dividend to shareholders of record as of September 18, 1998. The new shares were distributed to shareholders on September 30, 1998. Amounts equal to the fair market value (based on the quoted market price) of the additional shares issued were charged to retained earnings and credited to common stock and additional paid-in capital effective June 30, 1998. Earnings (loss) per common share, shares used in computing earnings (loss) per common share and option balances and prices were restated to give retroactive effect to the 10% dividend.

In October 1999, the Company declared a 10% stock dividend to shareholders of record as of November 3, 1999. The new shares were distributed to shareholders on November 24, 1999. A total of $680,271, representing the fair market value (based on the quoted market price) of the additional shares issued was charged to retained earnings, with $2,603 and $677,668 credited to Common stock and additional paid-in capital, respectively, effective on the date such dividend was declared.

Recent Accounting Pronouncements

Effective with the year ended June 30, 1999, the Company was subject to the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income (loss) and all other non-owner changes in equity. For the years ended June 30, 2000, 1999 and 1998 the Company's comprehensive income consists only of net income (loss), therefore, there have been no changes in the display of the Company's consolidated financial statements.

Effective with the year ended June 30, 2000, the Company was subject to the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The statement also requires that costs related to the preliminary project stage and post implementation/operations stage in an internal-use computer software development project be expensed as incurred. As the Company's existing policy already met the guidelines of SOP 98-1, the adoption of this pronouncement had no impact on the Company's financial position or results of operations.

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

4. INVENTORIES:


                                                               June 30
                                                               -------
                                                        2000            1999
                                                        ----            ----

Raw materials and supplies                            $1,186,992     $1,194,084
Work-in-process                                        1,814,802      1,928,753
Finished goods                                         1,774,413      1,250,419
                                                      ----------     ----------

                                                      $4,776,207     $4,373,256
                                                      ==========     ==========
5. ACCRUED EXPENSES:


                                                                June 30
                                                                -------
                                                          2000            1999
                                                          ----            ----

Compensation and related benefits                       $439,985       $303,234
Other                                                    254,687        320,612
                                                        --------       --------
                                                        $694,672       $623,846
                                                        ========       ========

6. LINES OF CREDIT:

The Company has a line of credit with a bank under which it may borrow up to $3,000,000 through December 31, 2000, subject to renewal. Borrowings under the line bear interest at the bank's prime rate (9.50% at June 30, 2000) and are secured by all assets of the Company. The highest levels of borrowings during the years ended June 30, 2000, 1999, and 1998 were $1,500,000, $1,800,000 and
$850,000, respectively. Interest expense on borrowings on the line of credit was $122,500, $89,595 and $151,134 for the years ended June 30, 2000, 1999 and 1998, respectively, at weighted average interest rates of 8.6%, 8.0% and 8.5%, respectively. In addition, the Company has an additional convertible line of credit with the same bank under which it could borrow up to $500,000 to finance legal fees and related expenses. During the twelve months ended June 30, 2000, the Company borrowed the maximum amount available under the convertible line of credit and has included these amounts, net of repayments in long-term debt on the accompanying consolidated balance sheet based upon the scheduled repayment terms. The lines of credit are subject to certain financial and non-financial covenants, which include, among others, a ratio of EBITDA to fixed charges, as defined, and a level of tangible net worth.

Thompson Dental Manufacturing Co., Inc., a subsidiary of the Company, is a guarantor and surety of borrowings under these credit facilities.

LONG-TERM DEBT:

                                                                                                    June 30
                                                                                                    -------

                                                                                               2000         1999
                                                                                               ----         ----

Note payable to bank in monthly installments of $31,667, plus interest at prime minus .05%, through April 1, 2003. (Interest rate not to exceed 8.45% or be
below 8.20%). Rate at June 30, 2000 was 8.45%.                                               $1,736,006   $2,084,339

Mortgage payable to bank in monthly installments of $10,230, plus interest at
LIBOR plus 1.63%, through August 2008. (Interest rate not to exceed 7.29% or
be below 7.04%). Rate at June 30, 2000 was 7.29%.                                             1,227,332    1,262,853

Note payable to bank in monthly installments of $3,305, plus interest at LIBOR plus 2.24%, through November 2003. (Interest rate not to exceed
7.54% or be below 7.27%.) Rate at June 30, 2000 was 7.54%.                                      915,980      954,012

Mortgage payable to municipal authority in monthly installments of $6,371,
including interest at 2.00%, through July 1, 2010.                                              687,051      744,182

Convertible line of credit payable to bank in monthly installments of principal and interest, based on outstanding balance, through August 2004.
At June 30, 2000, the monthly payment was $11,709, and interest rate was 9.50%.                 425,000            -

Mortgage payable to bank in monthly installments of $925, plus interest at LIBOR plus 1.63%, through August 2008. (Interest rate not to exceed 7.29% or be
 below 7.04%). Rate at June 30, 2000 was 7.29%                                                  417,789      427,599

Note payable to officer with annual interest payments payable at a 10% rate,
and principal due in full in December, 2002.                                                    257,000            -

Mortgage payable to bank in monthly installments of $2,543, including interest
at prime plus 0.75%, through December 1, 2011. Rate at June 30, 2000 was 10.25%.                207,383      218,646


Mortgage payable to municipal authority in monthly installments of $1,952,
including interest at 2.00%, through April 1, 2010.                                             202,393      220,038

Mortgage payable to bank in monthly installments of $5,179, plus interest at a floating interest rate through August 2001. (Interest rate not to exceed 5.85%
or be below 5.69%.) Rate at June 30, 2000 was 5.85%.                                             82,008      138,976
                                                                                                 ------      -------

                                                                                              6,157,942    6,050,645
Less- Current portion                                                                          (757,878)    (614,553)
                                                                                               --------    ---------

                                                                                             $5,400,064   $5,436,092
                                                                                             ==========   ==========


Interest expense on the Company's long-term debt was $436,878, $435,522 and $542,366 for the years ended June 30, 2000, 1999 and 1998, respectively. During the year ended June 30, 1999, the Company renegotiated certain of its mortgages and loans to secure longer terms and lower interest rates.

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

As of June 30, 2000, long-term debt matures as follows:

               2001                                     $ 757,878
               2002                                       767,940
               2003                                     1,476,508
               2004                                     1,003,990
               2005                                       165,070
              Thereafter                                1,986,556
                                                        ---------

                                                       $6,157,942
                                                       ==========
8. EMPLOYEE BENEFIT PLANS:

Profit Sharing Plan

The Company has a noncontributory profit sharing plan for employees who have completed one full year of service and have attained the age of 21. The Company, at the discretion of the Board of Directors, may make contributions to the plan. The contributions cannot exceed the maximum amount which will constitute an allowable deduction for federal income tax purposes and are based on the Company's profitability and shall be paid from the Company's net income or retained earnings.

A participating employee's full account becomes payable to the employee's designated beneficiary upon normal retirement, upon retirement at any age due to disability, or upon death. In the event employment is terminated before normal retirement, a portion of the Company's contribution is forfeited unless the employee has at least seven full years of service.

The Company did not make any contributions during the years ended June 30, 2000, 1999 and 1998.

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

The Company's matching contributions for the years ended June 30, 2000, 1999 and 1998 were $89,587, $84,972 and $80,863, respectively.

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

Financial information for each business segment as of June 30, 2000, 1999 and 1998 and for the years then ended is as follows:

                                                2000           1999          1998
                                                ----           ----          ----
Net sales:
   Domestic customers-
     Dental Supplies                         $9,490,207     $8,492,460     $8,237,237
     Precision Abrasives                      4,489,053      3,554,137      3,676,026
   International customers-
     Dental Supplies                          1,535,709      1,826,742      2,678,531
     Precision Abrasives                      2,161,544      1,189,605        745,847
                                            -----------    -----------    -----------
                                            $17,676,513    $15,062,944    $15,337,641
                                            ===========    ===========    ===========

Gross profit:
   Dental Supplies                           $5,241,989     $5,058,017     $5,336,168
   Precision Abrasives                        1,879,434      1,208,221      1,441,919
                                            -----------    -----------    -----------
                                             $7,121,423     $6,266,238     $6,778,087
                                            ===========    ===========    ===========

Operating income (loss):
   Dental Supplies                           $1,202,237       $140,814     $1,365,562
   Precision Abrasives                          327,336       (531,104)    (1,343,756)
                                            -----------    -----------    -----------
                                             $1,529,573     $(390,290)        $21,806
                                            ===========    ===========    ===========

Total assets:
   Dental Supplies                           $8,505,061     $9,663,696     $9,705,348
   Precision Abrasives                        4,754,654      4,175,463      4,196,755
   Corporate                                  3,449,340      2,366,615      1,837,809
                                            -----------    -----------    -----------
                                            $16,709,055    $16,205,774    $15,739,912
                                            ===========    ===========    ===========

Depreciation and amortization:
   Dental Supplies                             $386,106       $567,844       $558,164
   Precision Abrasives                          333,717        261,892        276,641
                                            -----------    -----------    -----------
                                               $719,823       $829,736       $834,805
                                            ===========    ===========    ===========

Capital expenditures:
   Dental Supplies                              $94,783       $195,821       $368,137
   Precision Abrasives                          118,229         96,017         71,696
                                            -----------    -----------    -----------
                                               $213,012       $291,838       $439,833
                                            ===========    ===========    ===========

10. INCOME TAXES:
                                                  For the Year Ended June 30
                                                 ----------------------------
                                                 2000        1999        1998
                                                 ----        ----        ----

          Current:
               Federal                          $511,808   $(101,690)  $426,372
               State                              39,748         820    (75,414)
                                                --------   ---------   --------
                                                 551,556    (100,870)   350,958
                                                --------   ---------   --------

          Deferred:
               Federal                            28,578    (169,017)  (109,747)
               State                               3,680      35,426     81,599
                                                --------   ---------   --------
                                                  32,258    (133,591)   (28,148)
                                                --------   ---------   --------
                                                $583,814   $(234,461)  $322,810
                                                ========   =========   ========

A reconciliation of the U.S. Federal Income Tax rate to the effective income tax rate is as follows:

                                                   For the Year Ended June 30
                                                  ----------------------------
                                                  2000      1999          1998
                                                  ----      ----          ----

Federal taxes                                    34.0%      (34.0)%        34.0%
State taxes                                       5.0         5.4           0.4
Lower tax rate attributable to foreign
  sales corporation                                --          --          (5.2)
Other                                             4.5        (6.4)         (5.9)
                                                 ----       -----         -----
                                                 43.5%      (35.0)%        23.3%
                                                 ====       =====         =====

Deferred income tax assets and liabilities are classified as current and noncurrent based on the financial reporting classification of the related assets and liabilities which gave rise to the temporary difference. Significant components of the deferred income tax assets and liabilities are as follows:

                                                                June 30
                                                           ------------------
                                                           2000          1999
                                                           ----          ----
Deferred income tax assets:
Net operating loss carryforwards                         $125,688      $187,583
Accounts receivable and inventory reserves not
currently deductible                                      527,395       317,903
Litigation reserves                                        82,215       123,810
Other accruals not currently deductible                    23,603       199,762
                                                         --------      --------
                                                          758,901       829,058
Deferred income tax liabilities:
Depreciation and amortization                            (316,726)     (287,503)
                                                         --------      --------
                                                          442,175       541,555
Valuation allowance                                      (224,543)     (291,665)
                                                         --------      --------
           Net deferred income tax assets                $217,632      $249,890
                                                         ========      ========

The deferred income tax asset valuation allowance is attributed to certain state deferred tax assets. Management believes sufficient uncertainty exists regarding the realizability of these items that a valuation allowance is required. The valuation allowance decreased $47,095 during the year ended June 30, 2000, due principally to the decrease in deferred income tax assets during the year ended June 30, 2000. The net operating loss carryforwards begin to expire in 2008.

11. COMMITMENTS AND CONTINGENCIES:

ITEM 3. LEGAL PROCEEDINGS.

Other than the litigation filed against the Company by Dentsply (which is described below), the Company was not involved in any material legal proceedings, other than ordinary litigation incidental to the business and, specifically, was not involved in any material environmental litigation or governmental proceedings.

Dentsply Litigation

On April 22, 1998, the Company was served with a complaint in the United States Court for the Middle District of Pennsylvania by Dentsply claiming infringement of a Dentsply patent by the Company's manufacturing process to fabricate nickel titanium endodontic (root canal) instruments. By amendment, a claim for infringement of a second related patent was later added. The Company retained counsel to vigorously defend against the Dentsply complaint, which management believes to be without basis. The Company asserted defenses which management believes meritorious. In addition, the Company filed counterclaims alleging, among other things, that Dentsply is infringing three Company patents, violating the Sherman Antitrust Act and the Lanham Act, and interfering with the Company's business relationships.

Subsequent to the fiscal year ended June 30, 2000, the two parties reached a settlement of their respective claims, and entered into two license agreements. Dentsply licensed from Moyco three United States and related foreign patents covering inventions related to endodontic instrument tips. Moyco licensed from Dentsply four United States patents covering various inventions related to nickel titanium endodontic instruments. The parties have agreed to release each other from all claims pending in the U.S. District Court for the Middle District of Pennsylvania. Royalties earned and/or paid under those agreements will be based on sales of licensed products beginning January 1, 2001.

The Company is currently engaged in discussions to finalize fees and expenses incurred in the Dentsply litigation. As of this date, no final determination can be made, although as of June 30, 2000 the Company has accrued for what it believes to be its liability for such fees and expenses.


Foot Powder Settlement

During calendar year 1997, the Company settled a Government investigation of Itch-Away Foot Powder which the Company manufactured and sold pursuant to contracts with the United States Defense Department. The Company entered into a civil settlement of the matter agreeing to pay the Government a total of $505,000, without interest. These payments are secured by an irrevocable letter of credit obtained by the Company from a bank. The Company made the first payment of $100,000 in August 1997, the second payment of $101,250 in August 1998, the third payment of $101,250 in August 1999, the fourth payment of $101,250 in August 2000, and will make one similar payment in August 2001. In connection with this matter, the Company was fined $350,000, which is payable in five annual installments commencing in January 1998. The Company has paid the first, second and third installments. Interest is payable at 5.42% per year and is due with the final year's payment.

Capital Leases

The Company has entered into capital leases for property and equipment which expire at various dates through December 2006. Property and equipment acquired under capital leases at a cost of $641,685 and $492,685, less accumulated amortization of $215,537 and $103,377, are included in property and equipment in the accompanying balance sheets as of June 30, 2000 and 1999, respectively. Interest rates on these capital leases range from 5.1% to 11.1%. Future minimum lease payments under capital leases as of June 30, 2000, are as follows:

              2001                                                 $133,617
              2002                                                   93,613
              2003                                                   64,555
              2004                                                   64,555
              2005                                                   64,555
              Thereafter                                             90,663
                                                                   --------
              Total minimum lease payments                          511,558
              Less - amount representing interest                   (76,225)
                                                                   --------
              Present value of minimum capital
                   lease payments                                  $435,333
                                                                   ========

Royalties

The Company has entered into a number of license agreements with third parties. Generally, the agreements require the Company to pay a royalty on sales of certain products that are derived under these licensing agreements. The royalty expense is accrued in the same period in which the revenues incorporating the technology are recognized. Royalty expense for the years ended June 30, 2000, 1999 and 1998 was $167,041, $228,601and $222,687, respectively.

12. STOCK OPTIONS:

The Company has an incentive stock option plan that provides for the awarding of options for the purchase of up to 242,000 shares of Common stock (as adjusted for the respective 10% stock dividends issued on September 30, 1998 and November 24, 1999 (see Note 3). Under the plan, options are granted at a price not less than the fair market value at the grant date and become exercisable upon such date. Employee options expire 10 years after the grant date and directors' options expire five years after the grant date. Of the total options authorized for issuance, 141,903 shares have been granted, 123,619 shares have been exercised, and 1,936 shares have been cancelled. As of June 30, 2000, 100,097 options are available for future grants.

The following summarizes information relative to the stock option plan:


                                                                                 Weighted
                                                                Exercise         Average
                                                                  Price      Exercise Price     Aggregate
                                                 Options       (per share)     (per share)       Proceeds
                                                 -------       -----------     -----------       --------

Balance as of June 30, 1997                       22,950      $0.75 - 6.50        $3.39          $77,762

Granted                                               --                --           --               --
Exercised                                           (100)             3.00         3.00             (300)
Effect of 10% stock dividend on
options                                            2,285                --           --               --
                                                  ------      ------------        -----          -------
Balance as of June 30, 1998                       25,135       0.68 - 5.91         3.08           77,462

Granted                                               --                --           --               --
Exercised                                             --                --           --               --
                                                  ------      ------------        -----          -------
Balance as of June 30, 1999                       25,135       0.68 - 5.91         3.08           77,462

Granted                                               --                --           --               --
Exercised                                         (5,250)             0.85         0.85           (4,500)
Effect of 10% stock dividend on
options                                            2,513                --           --               --
                                                  ------      ------------        -----          -------
Balance as of June 30, 2000                       22,398      $0.61 - 5.32        $3.25          $72,962
                                                  ======      ============        =====          =======

The expiration dates for outstanding options at June 30, 2000 range from December 2003 to December 2006, with a weighted average remaining contractual life of 3.6 years.

The following table summarizes information about the stock option plan as of June 30, 2000 based upon the different ranges in exercise prices of the outstanding options and adjusted for the respective 10% stock dividends issued on September 30, 1998 and November 24, 1999(see Note 3):

                                                           Weighted
          Range of               Options                    Average                 Weighted
          Exercise             Outstanding                 Remaining                 Average
          Prices                   and                 Contractual Life          Exercise Price
         (per share)           Exercisable                 (years)                 (per share)
         -----------           -----------             ----------------          --------------
            $0.68                  800                        3.5                     $0.68
             2.73               13,763                        6.0                      2.73
         4.77 - 5.91             7,835                        7.3                      5.55
                                ------
                                22,398
                                ======

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

                                                                       For the Year Ended June 30
                                                                  ------------------------------------
                                                                  2000           1999             1998
                                                                  ----           ----             ----

Net Income (Loss):
          As reported                                            $757,408      $(435,801)      $1,061,329
                                                                 ========      =========       ==========

          Pro forma                                              $757,408      $(435,801)      $1,061,329
                                                                 ========      =========       ==========

Basic Earnings (Loss) per
Common share:
          As reported                                             $0.15          $(0.09)           $0.21
                                                                  =====          ======            =====

          Pro forma                                               $0.15          $(0.09)           $0.21
                                                                  =====          ======            =====

Diluted   Earnings (loss) per Common share:
          As reported                                             $0.15          $(0.09)           $0.21
                                                                  =====          ======            =====

          Pro forma                                               $0.15          $(0.09)           $0.21
                                                                  =====          ======            =====

There were no options granted during the years ended June 30, 2000, 1999 and 1998.

13.  CUSTOMER INFORMATION:

The Company's customer base in the Dental Supplies segment consists principally of distributors in the professional dental supply market. The Company's customer base in the Precision Abrasives segment consists principally of large companies in the high-technology industry. During the years ended June 30, 2000, 1999 and 1998, one customer in the Dental Supplies segment accounted for 12.4%, 11.9% and 11.1%, respectively, of the Company's total net sales.

As of June 30, 2000, the Company had accounts receivable from one foreign customer in the amount of $197,403. In addition, the Company had a note receivable from the same customer with an outstanding balance of $683,578. The note is scheduled to be repaid in monthly installments through the year ending June 30, 2003. As of June 30, 2000, no other customer represented more than 10% of outstanding receivables.

14. GAIN ON SALE OF CMP BUSINESS AND PARTICLE DISPERSION TECHNOLOGY

On December 31, 1997, the Company sold its chemical mechanical planarization ("CMP") assets and CMP business product line for the electronics industry and related intellectual property to EKC Technology, Inc. ("EKC"), a subsidiary of ChemFirst Inc. for $2,450,000 in cash, as well as a deferred payment by EKC contingent on sales of CMP products during the period through June 30, 2000, and varying royalties based on sales of CMP products through 2004. The additional deferred payment expected to be received for the period through June 30, 2000 is not significant. This transaction resulted in a pre-tax gain of $1,660,483 for the Company. In connection with the sale, EKC agreed that during 1999 it would purchase a portion of the Company's raw material inventory that was on hand at December 31, 1997 for $250,000. As of June 30, 2000, EKC has purchased $125,000 of this inventory.

Also on December 31, 1997, the Company sold certain particle dispersion technology to Nanophase Technologies Corporation ("Nanophase") for $223,000 in cash, resulting in a one-time pre-tax gain of $223,000.

15.  OTHER INCOME, NET:

                                                                    For the Year Ended June 30

                                                                    2000           1999          1998
                                                                    ----           ----          ----
Proceeds from casualty insurance                                   $315,000      $200,000      $    --
Gain on disposition of property and equipment                            --           --        72,000
Other income                                                             --        65,690       20,993
Other expense                                                       (45,781)      (23,558)          --
                                                                   --------      --------      -------
                                                                   $269,219      $242,132      $92,993
                                                                   ========      ========      =======

In April, 1999, certain coating equipment, utilized in the manufacture of abrasive materials in the Precision Abrasives segment, was damaged at the Company's Montgomeryville facility. As a result, the Company received proceeds under its insurance coverage of $315,000 and $200,000, respectively in the years ended June 30, 2000 and 1999, which was used to replace a portion of the damaged equipment and resolve a business interruption claim.

16. RELATED PARTY TRANSACTION

In January 2000, an officer of the Company transferred 181,500 shares of the Company's common stock in payment of certain legal fees owing to the Company's counsel in the Dentsply litigation, which has been incurred and recorded by the Company in the prior fiscal year. The Company issued its promissory note in the principal amount of $257,000, the stipulated value of the shares transferred by the officer. The note is payable in full on December 31, 2002. Interest at the annual rate of 10% is payable on December 31 of each year, but the Company may elect to defer payment of interest and add it to the principal amount due.

17. SHARES ISSSUED TO CONSULTANTS

In June 2000, the Company issued 30,000 shares of restricted common stock, valued at approximately $78,750 on date of issuance, to a consulting firm for professional services to review and evaluate strategic alternatives, including but not limited to mergers, acquisitions, and spin-off of business segments, and thereafter implement a plan to increase shareholder value.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Change in Registrant's Certifying Accountant

As per the Form 8-K that the Company filed with the SEC on March 31, 2000, the Company terminated its appointment of Arthur Andersen LLP as its independent accountants, and engaged BDO Seidman LLP as its new independent accountants.

Disagreements with Accountants on Accounting and Financial Disclosures.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(1) Executive Officers of the Company:

     (a) The names, ages and positions with the Company of all of the executive officers of the Company, are as follows:


                     Name                       Age             Position with the Registrant
                     ----                       ---             ----------------------------
          Marvin E. Sternberg*                  66         Chairman of the Board, President and Chief
                                                               Executive Officer
          Joseph S. Sternberg*                  37         Vice President and General Counsel
          Mark E. Sternberg*                    33         Administrative Vice President
          William Woodhead                      63         Secretary/Treasurer

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

     (c) The following is a brief account of the business experience of the executive officers of the Registrant:

     Mr. Marvin E. Sternberg joined Moyco in March of 1974, as a management consultant and was elected President of Moyco on August 9, 1974. From 1965 to 1973, Mr. Sternberg was Trustee and Operating Officer for the Robinson Trust, Philadelphia, Pennsylvania. From 1965 to present, Mr. Sternberg has been a partner and/or director in a number of other companies in the Philadelphia, Pennsylvania area including the Pennsylvania Business Bank, the RBB Fund, a family of Mutual Funds, and Cellucap Manufacturing Company, a producer of disposable headwear and garments. Mr. Sternberg has been a member of the Company's Board of Directors since 1974.

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


                   Name                         Age        Other Position with Registrant
                   ----                         ---        ------------------------------
          Marvin E. Sternberg                   66         Chairman of the Board, President
                                                             and Chief Executive Officer
          Irvin Paul                            70         None
          Marvin Cravetz                        63         None
          William Woodhead                      63         Secretary/Treasurer

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows for fiscal years ended June 30, 2000, 1999 and 1998, the cash compensation, as well as certain other compensation paid to the named executive officers and certain other employees:

                           SUMMARY COMPENSATION TABLE

                                                                                         Long-Term Compensation
                                                                                         ----------------------
                                           Annual Compensation                           Awards          Payouts
                                           -------------------                           ------          -------
                                                                                       Securities     Long-
                                                                  Other                  Under-       Term
                                                                  Annual   Restricted    lying     Incentive       All
Name and Principal                                                Compen-    Stock      Options/      Plan       Other
Position                       Year     Salary        Bonus       sation    Award(s)     SARs       Payouts   Compensation
------------------             ----     ------        -----       ------    --------     ----       -------   ------------
Marvin E. Sternberg           2000    $306,075         $--       $--         $--        $--          $--        $2,998
Chairman of the Board,        1999     289,450          --        --          --         --           --         3,614
President and CEO             1998     265,000          --        --          --         --           --         3,750

Clarence F. Bartron           2000     157,077          --        --          --         --           --         1,656
Vice President                1999     136,182          --        --          --         --           --         1,645
Ultralap Division             1998     128,528          --        --          --         --           --         1,769

Joseph S. Sternberg           2000     116,130          --        --          --         --           --         2,915
Vice President and            1999     115,040          --        --          --         --           --         2,876
General Counsel               1998     103,175          --        --          --         --           --         2,804

Mark E. Sternberg             2000     116,130          --        --          --         --           --         2,915
Administrative Vice           1999     110,400          --        --          --         --           --         2,760
President                     1998     101,775          --        --          --         --           --         2,769

Jerome Lipkin                 2000     126,905          --        --          --         --           --         2,914
Operations Manager            1999     124,020          --        --          --         --           --         3,100
                              1998     113,300          --        --          --         --           --         3,007

William Woodhead              2000     102,797          --        --          --         --           --         2,319
Secretary/                    1999      96,150       5,000        --          --         --           --         2,400
Treasurer                     1998      90,000          --        --          --         --           --         2,345


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

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values


                                                                                    Number of                Value of
                                                                                   Securities               Unexercised
                                                                                   Underlying              In-the-Money
                                                                                   Unexercised             Options/SARs
                                          Shares                                  Options/SARs         At Fiscal Year End
                                       Acquired on             Value          at Fiscal Year End         Exercisable(2)/
        Name                          Exercise(1)(3)        Realized(2)          Exercisable(3)           Unexercisable
        ----                          --------------        -----------       ------------------       ------------------
Marvin E. Sternberg                        --                   $--                     --                    $--/--
Clarence F. Bartron                        --                    --                  1,513                     --/--
Joseph S. Sternberg                        --                    --                     --                     --/--
Mark E. Sternberg                          --                    --                     --                     --/--
Jerome Lipkin                              --                    --                     --                     --/--
William Woodhead                           --                    --                     --                     --/--

(1) Upon exercise of an option, the optionee must pay the exercise price in cash.

(2) Represents the difference between the fair market value of the common stock underlying the option and the exercise price at exercise, or fiscal year-end, respectively.

(3) As adjusted for the respective 10% stock dividends issued on September 30, 1998 and November 24, 1999. See Note 3 of Notes to Consolidated Financial Statements.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) The following table sets forth information as of June 30, 2000 with respect to any person who is known to the Registrant to be the beneficial owner of more than 5% of any class of Registrant's voting securities:

                                                                             Shares                     Percentage
                                                                           Beneficially                    of
Title of Class                       Name and Address                         Owned                       Class
--------------                       ----------------                         -----                       -----
Common stock                       Marvin E. Sternberg                     2,954,741(1)                   58.7%
                                   728 Canterbury Lane
                                   Villanova, PA 19085

(1)Of these shares 2,732,611 shares are held by Marvin E. Sternberg, legally and beneficially in his own name; 222,130 shares by Susan Sternberg, wife of said Marvin E. Sternberg, legally and beneficially in her own name.

  (b) The following table sets forth information as of June 30, 2000 as to each class of equity securities of the Registrant beneficially owned, directly or indirectly, by all directors and officers of the Registrant, as a group:

                                                                                   Shares                Percentage
                                                                                Beneficially                 of
Title of Class                          Beneficial Owner                          Owned (1)                 Class
--------------                          ----------------                          ---------                 -----
Common stock                        Marvin E. Sternberg                          2,954,741                 58.7%
Common stock                        Irvin Paul                                          --                   --
Common stock                        Marvin Cravetz                                  39,600                  0.8
Common stock                        William Woodhead                                12,000                  0.2
Common stock                        Joseph S. Sternberg                            200,582                  4.0
Common stock                        Mark E. Sternberg                              178,753                  3.6
                                                                                 ---------
Common stock                        All Officers and Directors
                                    (6 in number)                                3,385,675                 67.3%
                                                                                 =========                 =====

(1) Refer to Footnote (1) of the previous table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No director or officer had any material interest, direct or indirect, in any business transaction of the Company during the period July 1, 1998 through June 30, 2000, or in any such proposed transaction, except as disclosed in Footnote 16.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     Financial Statements: The following is a list of the Consolidated Financial Statements of the Company and Supplementary data filed as part of Item 8 hereof:

     Reports of Independent Public Accountants
     Consolidated Balance Sheets--June 30, 2000 and 1999
     Consolidated Statements of Operations -- For the Years Ended June 30,
     2000, 1999 and 1998
     Consolidated Statements of Shareholders' Equity -- For the Years Ended
     June 30, 2000, 1999 and 1998
     Consolidated Statements of Cash Flows -- For the Years Ended June 30, 2000, 1999 and 1998
     Notes to Consolidated Financial Statements

Financial Statement Schedules: Included in Part IV of this report.

For the Years Ended June 30, 2000, 1999 and 1998
Schedule II -- Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibits:

23.1 Consent of Arthur Andersen LLP
27.0 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

Reports On Form 8-K:

Form 8-K regarding termination of Arthur Andersen, LLP as independent accountants filed April 7, 2000 and 8K/A filed April 17, 2000, regarding appointment of BDO Seidman, LLP as independent accountants.

Arthur Andersen LLP, independent public accountants, has been the principal accountant for Moyco Technologies, Inc. (the "Registrant") since June 23, 1997. On March 31, 2000, the Company determined to terminate Arthur Andersen LLP's appointment as principal accountants of the Registrant and to engage BDO Seidman, LLP as the Registrant's independent accountants. The Registrant made this decision in order to keep accounting expenses in line with the Registrant's budget requirements. The decision to engage BDO Seidman, LLP and to terminate Arthur Andersen LLP was recommended to and approved by the Audit Committee of the Registrant's Board of Directors.

In connection with the audits of the two fiscal years ended June 30, 1999 and the unaudited interim periods through the date of this filing, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreements.

The audit reports of Arthur Andersen LLP on the consolidated financial statements of the Registrant for each of the years in the two-year period ended June 30, 1999, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two fiscal years ended June 30, 1999 and the unaudited interim periods through the date of this filing, there were no "reportable events" as defined by Item 304(a)(l)(v)(A) through (D) of Regulation 8-K promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                     FOR THE THREE YEARS ENDED JUNE 30, 2000


Column A                        Column B                Column C                   Column D        Column E
--------                        --------                --------                   --------        --------

                                                        Additions
                                                        ---------

                               Balance at         Charged          Charged                         Balance at
                               Beginning             to            to Other                          End of
                               of Period          Expense          Accounts       Deductions(1)      Period
                               ----------         -------         ---------       -------------    ----------
Accounts receivable
reserves:
June 30, 2000                   $401,323          $79,079             $--               $--        $480,402
                                ========          =======             ===               ===        ========

June 30, 1999                   $267,741         $186,662             $--           $53,080        $401,323
                                ========         ========             ===           =======        ========

June 30, 1998                   $251,330          $47,290             $--           $30,879        $267,741
                                ========          =======             ===           =======        ========

(1) Represents accounts written off against the reserve.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MOYCO TECHNOLOGIES, INC.

Dated:    November 7, 2000               BY: /s/ Marvin E. Sternberg
          ----------------               ---------------------------

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

/s/ Marvin E. Sternberg                             Dated:    November 7, 2000
-----------------------                             ------    ----------------

Marvin E. Sternberg
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer) and Director

/s/ William Woodhead                                Dated:    November 7, 2000
--------------------                                ------    ----------------

William Woodhead
Secretary/Treasurer, Principal Financial
Officer and Principal Accounting Officer and Director

/s/ Marvin Cravetz, DDS                             Dated:    November 7, 2000
-----------------------                             ------    ----------------

Marvin Cravetz, DDS
Director