Form 10QSB
period 2000-09-30
MOYCO TECHNOLOGIES INC
filed 2000-11-24
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                           Commission File No. 0-4123
                                               ------

                            MOYCO TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                     23-1697233
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation  or organization)

          200 Commerce Drive
     Montgomeryville, Pennsylvania                          18936
----------------------------------------     -----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including                (215) 855-4300
----------------------------------------     -----------------------------------
area code:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES __X__                 NO ___

Indicate the number of shares outstanding of each of the Registrant's classes of Common stock as of September 30, 2000: 5,034,392 shares of Common stock, par value $.005 per share.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                         September 30,                June 30,
                                                                                             2000                       2000
                                                                                         -------------              ------------
                                                                                          (Unaudited)
                                       ASSETS
CURRENT ASSETS:
              Cash and cash equivalents                                                  $  2,380,051               $  2,231,514
              Certificates of deposit                                                               -                     96,623
              Accounts receivable, net of reserves of
                $480,402 and $480,402                                                       2,723,757                  2,298,121
              Note receivable, current portion                                                131,844                    131,844
              Other receivables                                                                55,522                     52,349
              Inventories                                                                   4,841,894                  4,776,207
              Deferred income taxes                                                           537,864                    537,864
              Prepaid expenses                                                                 79,072                     59,748
                                                                                         ------------               ------------
                          Total current assets                                             10,750,004                 10,184,270
                                                                                         ------------               ------------
PROPERTY, PLANT AND EQUIPMENT:
              Land                                                                            602,433                    602,433
              Buildings and improvements                                                    4,643,585                  4,643,585
              Machinery and equipment                                                       6,945,966                  6,770,241
              Furniture and fixtures                                                          691,755                    687,465
              Automotive equipment                                                            139,630                    139,630
              Construction in progress                                                          1,021                          -
                                                                                         ------------               ------------
                                                                                           13,024,390                 12,843,354
              Less- Accumulated depreciation and amortization                              (7,505,389)                (7,344,954)
                                                                                         ------------               ------------
                          Net property, plant and equipment                                 5,519,001                  5,498,400
                                                                                         ------------               ------------
OTHER ASSETS:
              Goodwill, less accumulated amortization of
                $130,627 and  $ 122,750                                                       341,993                    349,870
              Note receivable, non-current portion                                            514,140                    551,734
              Other                                                                           139,744                    124,781
                                                                                         ------------               ------------
                          Total other assets                                                  995,877                  1,026,385
                                                                                         ------------               ------------

                                                                                         $ 17,264,882               $ 16,709,055
                                                                                         ============               ============


       The accompanying notes are an integral part of these consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                      September 30,               June 30,
                                                                          2000                      2000
                                                                      ------------              ------------
                                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                      $  1,500,000              $  1,250,000
  Current portion of capital lease obligations                             104,612                   106,955
  Current portion of long-term debt                                        773,244                   757,878
  Accounts payable                                                       1,199,110                 1,361,315
  Income taxes payable                                                     327,570                    46,066
  Accrued expenses                                                         695,823                   694,672
                                                                      ------------              ------------
      Total current liabilities                                          4,600,359                 4,216,886
                                                                      ------------              ------------
CAPITAL LEASE OBLIGATIONS                                                  301,489                   328,378
                                                                      ------------              ------------
LONG-TERM DEBT                                                           5,222,124                 5,400,064
                                                                      ------------              ------------
DEFERRED INCOME TAXES                                                      320,232                   320,232
                                                                      ------------              ------------
OTHER LONG-TERM LIABILITIES                                                 74,464                   175,714
                                                                      ------------              ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.005 par value, 2,500,000
    shares authorized, none issued and outstanding                               -                         -
  Common stock, $.005 par value, 15,000,000
    shares authorized, 5,761,352 shares
    issued and outstanding                                                  28,807                    28,807
  Additional paid-in capital                                             5,864,185                 5,864,185
  Retained earnings                                                      1,003,670                   525,237
  Less- Treasury stock- 726,960
    shares, at cost                                                       (150,448)                 (150,448)
                                                                      ------------              ------------
      Total shareholders' equity                                         6,746,214                 6,267,781
                                                                      ------------              ------------
                                                                     $  17,264,882             $  16,709,055
                                                                      ============              ============


       The accompanying notes are an integral part of these consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           For the
                                                      Three Months Ended
                                                         September 30
                                                 -----------------------------
                                                     2000             1999
                                                 -----------      ------------
NET SALES                                        $ 5,634,745      $  4,102,961

COST OF GOODS SOLD                                 3,560,408         2,309,420
                                                 -----------      ------------
    Gross profit                                   2,074,337         1,793,541

OPERATING EXPENSES:
  Sales and marketing                                478,256           589,515
  Research and development                             3,758             1,892
  General and administrative                         836,315           889,065
                                                 -----------      ------------
    Income from operations                           756,008           313,069

INTEREST EXPENSE, net                                (94,765)         (113,982)

OTHER INCOME, net                                     33,270           134,599
                                                 -----------      ------------
    Income before taxes                              694,513           333,686

INCOME TAX EXPENSE                                  (216,080)         (130,138)
                                                 -----------      ------------
NET INCOME                                       $   478,433      $    203,548
                                                 ===========      ============

BASIC EARNINGS PER COMMON SHARE                  $      0.10      $       0.04
                                                 ===========      ============
SHARES USED IN COMPUTING BASIC
  EARNINGS PER COMMON SHARE                        5,034,392         4,999,142
                                                 ===========      ============

DILUTED EARNINGS PER COMMON SHARE                $      0.09      $       0.04
                                                 ===========      ============

SHARES USED IN COMPUTING DILUTED
  EARNINGS PER COMMON SHARE                        5,042,107         4,999,142
                                                 ===========      ============


       The accompanying notes are an integral part of these consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     For the
                                                                                Three Months Ended
                                                                                   September 30,
                                                                          -------------------------------
                                                                             2000                1999
                                                                          ----------          -----------
OPERATING ACTIVITIES:
  Net income                                                              $  478,433          $   203,548
  Adjustments to reconcile net income to net cash
      used in operating activities-
        Depreciation and amortization                                        191,943              200,560
        Deferred income taxes                                                      -               27,512
      (Increase) decrease in-
        Accounts receivable                                                 (425,636)              (5,069)
        Note receivable                                                       37,594                   -
        Other receivables                                                     (3,173)             (84,101)
        Income tax receivable                                                      -                1,760
        Inventories                                                          (65,687)             (20,188)
        Prepaid taxes and expenses                                           (19,324)             (58,817)
        Other assets                                                         (38,594)             (33,157)
      (Decrease) increase in-
        Accounts payable                                                    (162,205)          (1,029,687)
        Income taxes payable                                                 281,504               88,273
        Other accrued expenses                                              (100,099)             334,445
                                                                          ----------          -----------
             Net cash provided by/(used in) operating activities             174,756             (374,921)
                                                                          ----------          -----------
INVESTING ACTIVITIES:
  Redemption of certificate of deposit                                        96,623                   -
  Purchases of and deposits on property, plant and equipment                (181,036)             (69,462)
                                                                          ----------          -----------
             Net cash used in investment activities                          (84,413)             (69,462)
                                                                          ----------          -----------
FINANCING ACTIVITIES:
  Net borrowings under lines of credit                                       250,000              800,000
  Payments on capital lease obligations                                      (29,232)             (50,697)
  Payments of long-term debt                                                (162,574)            (198,400)
                                                                          ----------          -----------
             Net cash provided by financing activities                        58,194              550,903
                                                                          ----------          -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 $  148,537          $   106,520

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             2,231,514            1,752,468
                                                                          ----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   2,380,051            1,858,988
                                                                          ==========          ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K. Results of operations and cash flows for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Ending inventories at interim periods are estimated using the gross profit method.

Revenue Recognition

The Company recognizes revenue upon the shipment of its products.

3. EARNINGS PER COMMON SHARE:

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per Common share computations:


                                                        For the Three Months Ended September 30
                                  ----------------------------------------------------------------------------------
                                                   2000                                      1999
                                  --------------------------------------   -----------------------------------------
                                    Income        Shares       Per Share     Income         Shares       Per Share
                                  (Numerator)  (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                  -----------  -------------   ---------   -----------   -------------   ---------
Basic earnings per
  Common share
    Net income                    $  478,433     5,034,392     $    0.10   $  203,548      4,999,142     $     0.04
                                                               =========                                 ==========
Effect of dilutive securities

    Stock options                          -         7,715                          -              -
                                  ----------     ---------                 ----------      ---------

Diluted earnings per
  Common share
    Net income and
        assumed
        conversions               $  478,021     5,042,107     $    0.09   $  203,548      4,999,142     $     0.04
                                  ==========     =========     =========   ==========      =========     ==========

Options to purchase 14,684 and 27,649 shares of Common stock with an average exercise price per share of $2.80 were outstanding during the three months ended September 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per Common share because the exercise price of the options was greater than the average market price of the Common shares during the period. The options outstanding as of September 30, 2000 expire at various times through December 2006.

4. LINE OF CREDIT:

The Company has a line of credit with a bank under which it may borrow up to $3,000,000 through December 31, 2000. The Company believes that it will be able to renew this arrangement as necessary, under similar borrowing terms. There were $1,500,000 of borrowings outstanding at September 30, 2000. Borrowings under the line bear interest at prime (9.50% at September 30, 2000) and are secured by all assets of the Company. In addition, the Company has an additional line of credit with the same bank under which it may borrow up to $500,000 to finance legal fees and related expenses. During the fiscal year ended June 30, 2000, the Company borrowed the maximum amount available under the additional line of credit and has included these amounts in long-term debt on the accompanying consolidated balance sheet based upon the scheduled repayment terms. The lines of credit are subject to certain financial and non-financial covenants, which include, among others, a ratio of EBITDA to fixed charges, as defined, and a minimum level of tangible net worth.

5. COMMITMENTS AND CONTINGENCIES:

Dentsply Litigation

On April 22, 1998, the Company was served with a complaint in the United States Court for the Middle District of Pennsylvania by Dentsply claiming infringement of a Dentsply patent by the Company's manufacturing process to fabricate nickel titanium endodontic (root canal) instruments. By amendment, a claim for infringement of a second related patent was later added. The Company retained counsel to vigorously defend against the Dentsply complaint, which management believes to have been without basis. The Company asserted defenses which management believes to have been meritorious. In addition, the Company filed counterclaims alleging, among other things, that Dentsply was infringing upon three Company patents, violating the Sherman Antitrust Act and the Lanham Act, and interfering with the Company's business relationships.

Subsequent to the quarter ended September 30, 2000, the two parties reached a settlement of their respective claims, and entered into two license agreements. Dentsply licensed from Moyco three United States and related foreign patents covering inventions related to endodontic instrument tips. Moyco licensed from Dentsply four United States patents covering various inventions related to nickel titanium endodontic instruments. The parties have agreed to release each other from all claims pending in the U.S. District Court for the Middle District of Pennsylvania. Royalties earned and/or paid under those agreements will be based on sales of licensed products beginning January 1, 2001.

The Company is currently engaged in discussions to finalize fees and expenses incurred in the Dentsply litigation. As of this date, no final determination can be made, although as of September 30, 2000 the Company has accrued for what it believes to be its liability for such fees and expenses.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology such as, "may," "will," "expect," "anticipate," "intend," "plan," "project," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to (i) competition within the Company's industries; (ii) changes in the economics of dentistry, including consolidation, reduced growth in expenditures by private dental insurance plans, and the effects of healthcare reform, which may affect future per capita expenditures for dental services and the ability of dentists to invest in or obtain reimbursement for the use of dental products;
(iii) the effect of economic conditions; (iv) supply risks, including shortages and increases in the costs of key raw materials; and (v) dependence on the services of the Company's executive officers, and other key operations and technical personnel.

Overview

The Company recorded net income of $478,433 and $203,548 for the three months ended September 30, 2000 and 1999, respectively. The improved operating results were due primarily to the increased level of sales.

Summary

The following unaudited table sets forth for the periods indicated the Company's key financial information by segment.

                                                        For the Three Months
                                                         Ended September 30
                                                        --------------------

                                                    2000                       1999
                                                ------------               ------------
            Net sales:
                Dental Supplies                 $  3,223,297               $  2,675,288
                Precision Abrasives                2,411,448                  1,427,673
                                                ------------               ------------
                                                $  5,634,745                 $4,102,961
                                                ============                 ==========

            Gross profit:
                Dental Supplies                 $  1,478,912               $  1,396,537
                Precision Abrasives                  595,425                    397,004
                                                ------------               ------------
                                                $  2,074,337               $  1,793,541
                                                ============               ============

            Operating income (loss):
                Dental Supplies                $     597,819              $     321,106
                Precision Abrasives                  158,189                     (8,037)
                                               -------------              -------------
                                               $     756,008              $     313,069
                                               =============              =============

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Net sales for the three months ended September 30, 2000 increased $1,531,784 from the three months ended September 30, 1999. Net sales in the Dental Supplies segment increased $548,009 primarily due to increased sales of the Company's propriety and patented endodontic (root canal) instruments. Net sales in the Precision Abrasives segment increased $983,775 from the prior year quarter primarily as a result of sales of higher priced abrasive films for fiber-optic polishing applications, which were fully rolled-out as a product line in the prior fiscal year.

Gross profit for the three months ended September 30, 2000 increased $280,796 from the three months ended September 30, 1999. Gross profit in the Dental Supplies segment increased $82,375 from $1,396,537 (52.2% of Dental Supplies net sales) for the three months ended September 30, 1999 to $1,478,912 (45.8% of Dental Supplies net sales) for the three months ended September 30, 2000. Gross profit in the Precision Abrasives segment increased from $397,004 (27.8% of Precision Abrasives net sales) for the three months ended September 30, 1999 to $595,425 (24.6% of Precision Abrasives net sales) for the three months ended September 30, 2000. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the product mix offered by the Company.

Sales and marketing expenses decreased $111,259 from $589,515 (14.3% of net sales) for the three months ended September 30, 1999 to $478,256 (8.4% of net sales) for the three months ended September 30, 2000 primarily as a result of decreased advertising charges and other cost containment measures. General and administrative expenses decreased $52,750 from $889,065 (21.6% of net sales) for the three months ended September 30, 1999 to $ 836,315 (14.8% of net sales) for the three months ended September 30, 2000 due to reduced legal expenses in regard to the Dentsply litigation, which was settled subsequent to the quarter ended September 30, 2000. (See discussion of legal proceedings in Footnote No. 5 to the Consolidated Financial Statements of this Form 10-QSB.)

Research and development expenses and interest income remained relatively constant between periods.

Although the Company maintained lower levels of borrowing than in the same period of the prior year, net interest expense increased, due to a rise in the interest rate on the primary line of credit between the two periods. The interest rate on the Company's primary line of credit was 9.50% and 8.25% at September 30, 2000 and 1999, respectively.

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

Liquidity and Capital Resources

Historically, the Company's primary source of liquidity has been cash flow from operations. These funds, combined with borrowings under lines of credit and long-term debt agreements with both banks and municipal authorities, have provided the liquidity to finance the Company's capital expenditures. Substantially all of the Company's assets are pledged as collateral for its long-term borrowings.

Expenditures for property, plant and equipment totaled $181,036 for the three months ended September 30, 2000 and $69,462 for the three months ended September 30, 1999.

For the three months ended September 30, 2000 and 1999, the Company made payments on long-term debt of $162,574 and $198,400 respectively.

The Company has a commitment for a $3,000,000 line of credit with a bank which expires on December 31, 2000. The Company is negotiating with the bank to renew this arrangement, and believes that it will be able to do so under similar borrowing terms. The line of credit bears interest at the bank's prime rate (9.50% at September 30, 2000) and is secured by substantially all of the Company's assets. During the three months ended September 30, 2000, the Company borrowed $250,000 under this line of credit.

The Company expects to spend approximately $1,500,000 in fiscal 2000 on capital expenditures, primarily for precision abrasive and dental instrument manufacturing equipment. In addition, the Company is obligated to pay $246,064 over two years relating to the 1997 settlement of the foot powder matter, as disclosed in the Company's annual financial statements for the year ended June 30, 2000. The Company anticipates that sufficient cash will be generated from operations to fund these payments and expenditures and, to the extent they are not, they will be funded using the Company's credit facilities.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

      Dentsply Litigation

      On April 22, 1998, the Company was served with a complaint in the United States Court for the Middle District of Pennsylvania by Dentsply claiming infringement of a Dentsply patent by the Company's manufacturing process to fabricate nickel titanium endodontic (root canal) instruments. By amendment, a claim for infringement of a second related patent was later added. The Company retained counsel to vigorously defend against the Dentsply complaint, which management believes to have been without basis. The Company asserted defenses which management believes to have been meritorious. In addition, the Company filed counterclaims alleging, among other things, that Dentsply was infringing upon three Company patents, violating the Sherman Antitrust Act and the Lanham Act, and interfering with the Company's business relationships.

      Subsequent to the quarter ended September 30, 2000, the two parties reached a settlement of their respective claims, and entered into two license agreements. Dentsply licensed from Moyco three United States and related foreign patents covering inventions related to endodontic instrument tips. Moyco licensed from Dentsply four United States patents covering various inventions related to nickel titanium endodontic instruments. The parties have agreed to release each other from all claims pending in the U.S. District Court for the Middle District of Pennsylvania. Royalties earned and/or paid under those agreements will be based on sales of licensed products beginning January 1, 2001.

      The Company is currently engaged in discussions to finalize fees and expenses incurred in the Dentsply litigation. As of this date, no final determination can be made, although as of September 30, 2000 the Company has accrued for what it believes to be its liability for such fees and expenses.


ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  The following is a list of exhibits filed as part of the Form 10-Q.

              27.0 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

        (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MOYCO TECHNOLOGIES, INC.

Dated:  November 22, 2000       BY: /s/ Marvin E. Sternberg
                                    --------------------------------------------
                                        Marvin E. Sternberg
                                        Chairman of the Board, President
                                        and Chief Executive Officer (Principal
                                        Executive Officer) and Director


Dated: November 22, 2000        BY: /s/ William G. Woodhead
                                    --------------------------------------------
                                        William G. Woodhead
                                        Secretary/Treasurer, Principal Financial
                                        Officer and Principal Accounting Officer
                                        and Director