Form 10QSB/A
period 2000-09-30
MOYCO TECHNOLOGIES INC
filed 2001-02-12
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                         September 30,                June 30,
                                                                                             2000                       2000
                                                                                         -------------              ------------
                                                                                          (Unaudited)
                                       ASSETS
CURRENT ASSETS:
              Cash and cash equivalents                                                  $  2,306,805               $  2,231,514
              Certificates of deposit                                                               -                     96,623
              Accounts receivable, net of reserves of
                $651,303 and $480,402                                                       3,846,632                  2,298,121
              Note receivable, current portion                                                131,844                    131,844
              Other receivables                                                                55,522                     52,349
              Inventories                                                                   4,816,885                  4,776,207
              Deferred income taxes                                                           537,864                    537,864
              Prepaid expenses                                                                 79,072                     59,748
                                                                                         ------------               ------------
                          Total current assets                                             11,774,624                 10,184,270
                                                                                         ------------               ------------
PROPERTY, PLANT AND EQUIPMENT:
              Land                                                                            602,433                    602,433
              Buildings and improvements                                                    4,643,585                  4,643,585
              Machinery and equipment                                                       6,945,966                  6,770,241
              Furniture and fixtures                                                          691,755                    687,465
              Automotive equipment                                                            139,630                    139,630
              Construction in progress                                                          1,021                          -
                                                                                         ------------               ------------
                                                                                           13,024,390                 12,843,354
              Less- Accumulated depreciation and amortization                              (7,505,389)                (7,344,954)
                                                                                         ------------               ------------
                          Net property, plant and equipment                                 5,519,001                  5,498,400
                                                                                         ------------               ------------
OTHER ASSETS:
              Goodwill, less accumulated amortization of
                $130,627 and  $ 122,750                                                       341,993                    349,870
              Note receivable, non-current portion                                            514,140                    551,734
              Other                                                                           139,744                    124,781
                                                                                         ------------               ------------
                          Total other assets                                                  995,877                  1,026,385
                                                                                         ------------               ------------

                                                                                         $ 18,289,502               $ 16,709,055
                                                                                         ============               ============



       The accompanying notes are an integral part of these consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                      September 30,               June 30,
                                                                          2000                      2000
                                                                      ------------              ------------
                                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                      $  1,500,000              $  1,250,000
  Current portion of capital lease obligations                             104,612                   106,955
  Current portion of long-term debt                                        773,244                   757,878
  Accounts payable                                                       2,089,351                 1,361,315
  Income taxes payable                                                     380,002                    46,066
  Accrued expenses                                                         696,242                   694,672
                                                                      ------------              ------------
      Total current liabilities                                          5,543,451                 4,216,886
                                                                      ------------              ------------
CAPITAL LEASE OBLIGATIONS                                                  301,489                   328,378
                                                                      ------------              ------------
LONG-TERM DEBT                                                           5,222,124                 5,400,064
                                                                      ------------              ------------
DEFERRED INCOME TAXES                                                      320,232                   320,232
                                                                      ------------              ------------
OTHER LONG-TERM LIABILITIES                                                 74,464                   175,714
                                                                      ------------              ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.005 par value, 2,500,000
    shares authorized, none issued and outstanding                               -                         -
  Common stock, $.005 par value, 15,000,000
    shares authorized, 5,761,352 shares
    issued and outstanding                                                  28,807                    28,807
  Additional paid-in capital                                             5,864,185                 5,864,185
  Retained earnings                                                      1,085,198                   525,237
  Less- Treasury stock- 726,960
    shares, at cost                                                       (150,448)                 (150,448)
                                                                      ------------              ------------
      Total shareholders' equity                                         6,827,742                 6,267,781
                                                                      ------------              ------------
                                                                     $  18,289,502             $  16,709,055
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

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                           For the
                                                      Three Months Ended
                                                         September 30
                                                 -----------------------------
                                                     2000             1999
                                                 -----------      ------------
NET SALES                                        $ 6,075,802      $  4,102,961

COST OF GOODS SOLD                                 3,867,505         2,309,420
                                                 -----------      ------------
    Gross profit                                   2,208,297         1,793,541

OPERATING EXPENSES:
  Sales and marketing                                478,256           589,515
  Research and development                             3,758             1,892
  General and administrative                         836,315           889,065
                                                 -----------      ------------
    Income from operations                           889,968           313,069

INTEREST EXPENSE, net                                (94,765)         (113,982)

OTHER INCOME, net                                     33,270           134,599
                                                 -----------      ------------
    Income before taxes                              828,473           333,686

INCOME TAX EXPENSE                                  (268,512)         (130,138)
                                                 -----------      ------------
NET INCOME                                       $   559,961      $    203,548
                                                 ===========      ============

BASIC EARNINGS PER COMMON SHARE                  $      0.11      $       0.04
                                                 ===========      ============
SHARES USED IN COMPUTING BASIC
  EARNINGS PER COMMON SHARE                        5,034,392         4,999,142
                                                 ===========      ============

DILUTED EARNINGS PER COMMON SHARE                $      0.11      $       0.04
                                                 ===========      ============

SHARES USED IN COMPUTING DILUTED
  EARNINGS PER COMMON SHARE                        5,042,107         4,999,142
                                                 ===========      ============


       The accompanying notes are an integral part of these consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                     For the
                                                                                Three Months Ended
                                                                                   September 30,
                                                                          -------------------------------
                                                                             2000                1999
                                                                          ----------          -----------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES:                      $  101,510          $  (374,921)
                                                                          ----------          -----------
INVESTING ACTIVITIES:
  Redemption of certificate of deposit                                        96,623                   -
  Purchases of and deposits on property, plant and equipment                (181,036)             (69,462)
                                                                          ----------          -----------
             Net cash used in investment activities                          (84,413)             (69,462)
                                                                          ----------          -----------
FINANCING ACTIVITIES:
  Net borrowings under lines of credit                                       250,000              800,000
  Payments on capital lease obligations                                      (29,232)             (50,697)
  Payments of long-term debt                                                (162,574)            (198,400)
                                                                          ----------          -----------
             Net cash provided by financing activities                        58,194              550,903
                                                                          ----------          -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 $   75,291          $   106,520

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             2,231,514            1,752,468
                                                                          ----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   2,306,805            1,858,988
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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per Common share computations:


                                                        For the Three Months Ended September 30
                                  ----------------------------------------------------------------------------------
                                                   2000                                      1999
                                  --------------------------------------   -----------------------------------------
                                    Income        Shares       Per Share     Income         Shares       Per Share
                                  (Numerator)  (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                  -----------  -------------   ---------   -----------   -------------   ---------
Basic earnings per
  Common share
    Net income                    $  478,433     5,034,392     $    0.11   $  203,548      4,999,142     $     0.04
                                                               =========                                 ==========
Effect of dilutive securities

    Stock options                          -         7,715                          -              -
                                  ----------     ---------                 ----------      ---------

Diluted earnings per
  Common share
    Net income and
        assumed
        conversions               $  478,021     5,042,107     $    0.11   $  203,548      4,999,142     $     0.04
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

4. LINE OF CREDIT:

The Company has a line of credit with a bank under which it may borrow up to $3,000,000 through March 31, 2001. There were $1,500,000 of borrowings outstanding at September 30, 2000. Borrowings under the line bear interest at prime (9.50% at September 30, 2000) and are secured by all assets of the Company. In addition, the Company has an additional line of credit with the same bank under which it may borrow up to $500,000 to finance legal fees and related expenses. During the fiscal year ended June 30, 2000, the Company borrowed the maximum amount available under the additional line of credit and has included these amounts in long-term debt on the accompanying consolidated balance sheet based upon the scheduled repayment terms. The lines of credit are subject to certain financial and non-financial covenants, which include, among others, a ratio of EBITDA to fixed charges, as defined, and a minimum level of tangible net worth.

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

6. SUBSEQUENT EVENT:

On January 10, 2001, the Company signed an Asset Agreement to sell its dental supplies segment for approximately $17 million. The transaction is subject to shareholder approval and is expected to close on or around March 31, 2001.

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

Overview


On January 10, 2001, the Company signed an Asset Agreement to sell its dental supplies segment for approximately $17 million. The transaction is subject to shareholder approval and is expected to close on or around March 31, 2001.

The Company recorded net income of $559,961 and $203,548 for the three months ended September 30, 2000 and 1999, respectively. The improved operating results were due primarily to the increased level of sales.

Summary

The following unaudited table sets forth for the periods indicated the Company's key financial information by segment.


                                                        For the Three Months
                                                         Ended September 30
                                                        --------------------

                                                    2000                       1999
                                                ------------               ------------
            Net sales:
                Dental Supplies                 $  3,298,662               $  2,675,288
                Precision Abrasives                2,777,140                  1,427,673
                                                ------------               ------------
                                                $  6,075,802                 $4,102,961
                                                ============                 ==========

            Gross profit:
                Dental Supplies                 $  1,497,029               $  1,396,537
                Precision Abrasives                  711,268                    397,004
                                                ------------               ------------
                                                $  2,208,297               $  1,793,541
                                                ============               ============

            Operating income (loss):
                Dental Supplies                $     615,937              $     321,106
                Precision Abrasives                  274,031                     (8,037)
                                               -------------              -------------
                                               $     889,968              $     313,069
                                               =============              =============

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999


Net sales for the three months ended September 30, 2000 increased $1,972,891 from the three months ended September 30, 1999. Net sales in the Dental Supplies segment increased $623,374 primarily due to increased sales of the Company's propriety and patented endodontic (root canal) instruments. Net sales in the Precision Abrasives segment increased $1,349,467 from the prior year quarter primarily as a result of sales of higher priced abrasive films for fiber-optic polishing applications, which were fully rolled-out as a product line in the prior fiscal year.

Gross profit for the three months ended September 30, 2000 increased $414,756 from the three months ended September 30, 1999. Gross profit in the Dental Supplies segment increased $100,492 from $1,396,537 (52.2% of Dental Supplies net sales) for the three months ended September 30, 1999 to $1,497,029 (45.3% of Dental Supplies net sales) for the three months ended September 30, 2000. Gross profit in the Precision Abrasives segment increased from $397,004 (27.8% of Precision Abrasives net sales) for the three months ended September 30, 1999 to $711,268 (25.6% of Precision Abrasives net sales) for the three months ended September 30, 2000. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the product mix offered by the Company.

Sales and marketing expenses decreased $111,259 from $589,515 (14.3% of net sales) for the three months ended September 30, 1999 to $478,256 (7.8% of net sales) for the three months ended September 30, 2000 primarily as a result of decreased advertising charges and other cost containment measures. General and administrative expenses decreased $52,750 from $889,065 (21.6% of net sales) for the three months ended September 30, 1999 to $ 836,315 (13.7% of net sales) for the three months ended September 30, 2000 due to reduced legal expenses in regard to the Dentsply litigation, which was settled subsequent to the quarter ended September 30, 2000. (See discussion of legal proceedings in Footnote No. 5 to the Consolidated Financial Statements of this Form 10-QSB.)


Research and development expenses and interest income remained relatively constant between periods.


The decline in net interest expense is attributable to the decreased levels of borrowing versus the prior year period. The interest rate on the Company's primary line of credit was 9.50% and 8.25% at September 30, 2000 and 1999, respectively.


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

The Company has a commitment for a $3,000,000 line of credit with a bank which expires on March 31, 2001. The Company is negotiating with the bank to renew this arrangement, and believes that it will be able to do so under similar borrowing terms. The line of credit bears interest at the bank's prime rate (9.50% at September 30, 2000) and is secured by substantially all of the Company's assets. During the three months ended September 30, 2000, the Company borrowed $250,000 under this line of credit.

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