Form 10QSB
period 2000-12-31
MOYCO TECHNOLOGIES INC
filed 2001-02-22
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000


                           Commission File No. 0-4123
                           --------------------------

                            MOYCO TECHNOLOGIES, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                             23-1697233
--------------------------------------------------------------------------------
(State or other jurisdiction of       (IRS Employer Identification Number)
incorporation or organization)

                               200 Commerce Drive
                    Montgomeryville, Pennsylvania         18936
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


             Registrant's telephone number, including (215) 855-4300
                               area code:             --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES __X__ NO ___

Indicate the number of shares outstanding of each of the Registrant's classes of Common stock as of December 31, 2000: 5,761,352 shares of Common stock, par value $.005 per share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    December 31,
                                                                        2000
                                                                        ----
                                ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                      $   723,012
    Accounts receivable, net of reserves of $630,437                 2,619,047
    Other receivables                                                  155,231
    Inventories, estimated                                           1,274,041
    Deferred income taxes                                              491,197
    Prepaid expenses                                                   149,603
    Net assets of discontinued operations                            6,021,552
                                                                   -----------

                Total current assets                                11,433,684
                                                                   -----------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                65,000
    Buildings and improvements                                       2,062,699
    Machinery and equipment                                          2,707,574
    Furniture and fixtures                                             358,403
    Automotive equipment                                               134,354
    Construction in progress                                             4,717
                                                                   -----------

                                                                     5,332,747
    Less - Accumulated depreciation and amortization                (3,264,964)
                                                                   -----------

                Net property, plant and equipment                    2,067,783
                                                                   -----------

                                                                   $13,589,217
                                                                   ===========


        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                   (Continued)

                                                                    December 31,
                                                                       2000
                                                                       ----
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit                                                 $  1,700,000
    Current portion of capital lease obligations                         62,737
    Current portion of long-term debt                                   503,019
    Accounts payable                                                  1,099,824
    Income taxes payable                                                368,644
    Accrued expenses                                                    302,575
                                                                   ------------

                Total current liabilities                             4,036,799
                                                                   ------------

CAPITAL LEASE OBLIGATIONS                                               312,377
                                                                   ------------

LONG-TERM DEBT                                                        1,980,244
                                                                   ------------

DEFERRED INCOME TAXES                                                   (18,054)
                                                                   ------------

OTHER LONG-TERM LIABILITIES                                              74,464
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY (Note 3):
    Preferred stock, $.005 par value, 2,500,000
       shares authorized, none issued and outstanding                        --
    Common stock, $.005 par value, 15,000,000
       shares authorized, 5,761,352 shares
       issued and outstanding                                            28,807
    Additional paid-in capital                                        5,864,185
    Retained earnings                                                 1,460,842
    Less - Treasury stock of 726,960 shares,
       at cost                                                         (150,448)
                                                                   ------------

                Total shareholders' equity                            7,203,387
                                                                   ------------

                                                                   $ 13,589,217
                                                                   ============

        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  For the                           For the
                                                            Three Months Ended                   Six Months Ended
                                                                December 31                         December 31
                                                                -----------                         -----------
                                                         2000              1999               2000              1999
                                                         ----              ----               ----              ----
NET SALES                                            $ 2,597,741       $ 1,646,310       $ 5,374,881       $ 3,073,983

COST OF GOODS SOLD                                     1,892,040         1,348,011         3,957,911         2,378,680
                                                     -----------       -----------       -----------       -----------

               Gross profit                              705,701           298,299         1,416,970           695,303

OPERATING EXPENSES:
   Sales and marketing                                   184,544           161,613           400,329           396,759
   Research and development                                2,802             8,787             4,160            21,573
   General and administrative                             31,151           107,979           256,688           265,089
                                                     -----------       -----------       -----------       -----------

               Income (loss) from operations             487,204            19,920           755,792            11,883

INTEREST INCOME (EXPENSE), net                            29,765           (18,430)          (19,031)          (34,388)

OTHER INCOME, net                                          7,617             2,219            28,417           143,732
                                                     -----------       -----------       -----------       -----------

               Income (loss) before taxes                524,586             3,709           765,178           121,226

INCOME TAX (EXPENSE) BENEFIT                            (265,352)           (7,209)         (370,656)          (46,103)
                                                     -----------       -----------       -----------       -----------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS         $   259,234           ($3,500)      $   394,522       $    75,123

NET INCOME FROM DISCONTINUED OPERATIONS              $   521,971       $    57,493       $   946,645       $   182,418
                                                     -----------       -----------       -----------       -----------
NET INCOME                                           $   781,205       $    53,993       $ 1,341,167       $   257,541
                                                     ===========       ===========       ===========       ===========


BASIC EARNINGS (LOSS) PER COMMON SHARE
   Continuing Operations                             $      0.05       $      0.00       $      0.08       $      0.02
   Discontinued Operations                           $      0.11       $      0.01       $      0.19       $      0.03
                                                     -----------       -----------       -----------       -----------
   Net income                                        $      0.16       $      0.01       $      0.27       $      0.05
                                                     ===========       ===========       ===========       ===========


SHARES USED IN COMPUTING BASIC EARNINGS
   PER COMMON SHARE                                    5,034,392         4,999,142         5,034,392         4,999,142
                                                     ===========       ===========       ===========       ===========


DILUTED EARNINGS PER COMMON SHARE
   Continuing Operations                             $      0.05       $      0.00       $      0.08       $      0.02
   Discontinued Operations                           $      0.10       $      0.01       $      0.19       $      0.03
                                                     -----------       -----------       -----------       -----------
   Net income                                        $      0.15       $      0.01       $      0.27       $      0.05
                                                     ===========       ===========       ===========       ===========


SHARES USED IN COMPUTING DILUTED EARNINGS
   PER COMMON SHARE                                    5,042,107         5,002,191         5,042,107         5,002,307
                                                     ===========       ===========       ===========       ===========


        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          For the
                                                                                     Six Months Ended
                                                                                        December 31
                                                                                        -----------
                                                                                   1999              1999
                                                                                   ----              ----
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES                           (1,377,462)          (57,493)
                                                                               -----------       -----------

INVESTING ACTIVITIES:
    Maturities of marketable securities                                             96,623                --
    Purchases of and deposits on property, plant and equipment                     (27,434)          (90,305)
                                                                               -----------       -----------

                     Net cash provided by used in investing activities              69,189           (90,305)
                                                                               -----------       -----------

FINANCING ACTIVITIES:
    Net borrowings (repayments) under lines of credit                              450,000           800,000
    Payments on capital lease obligations                                          (58,314)          (93,580)
    Payments of long-term debt                                                    (313,365)         (389,064)
                                                                               -----------       -----------

                     Net cash provided by financing activities                      78,321           317,356
                                                                               -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (1,229,952)          169,558

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   2,231,514         1,752,468
                                                                               -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 1,001,562       $ 1,922,026
                                                                               ===========       ===========


        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                                   (Unaudited)

1. THE COMPANY:

Moyco Technologies, Inc. and subsidiaries (the "Company") is a manufacturer of commercial coated abrasives, precision submicron coated abrasives, slurries (wet abrasives) and polishing agents. These products are used for various applications and industries, including but not limited to, fiber optics, lapidary, nail files, dentistry, plastics and woods, semiconductor manufacturing and other high-tech manufacturing procedures which require extremely fine abrasive films and/or slurries to achieve consistently uniform polishing results. Sales occur primarily in the United States with additional sales in Canada, Mexico, Europe and Asia.

2. DISCONTINUED OPERATIONS:

On January 10, 2001, the Company sold its Dental Supplies business segment to Miltex Instrument Company, Inc., an affiliate of American Securities Capital Partners, LLP., for approximately $17,000,000. As the sale is expected to be completed in the Spring of 2001, the gain expected by the Company on the disposal has not been recorded in the current period. The operating results of the Dental Supplies business segment have been reported as discontinued operations for all periods presented.

The following is a summary of the results of the Company's discontinued operations for the three months and the six months ended December 31, 2000 and 1999:

                                                                For the                            For the
                                                          Three Months Ended                    Six Months Ended
                                                              December 31                          December 31
                                                              -----------                          -----------
                                                        2000               1999               2000             1999
                                                        ----               ----               ----             ----
NET SALES                                           $ 3,408,314         $ 2,891,463       $ 6,706,977       $ 5,566,751

COST OF GOODS SOLD                                    1,905,565           1,383,248         3,707,199         2,661,999
                                                    -----------         -----------       -----------       -----------

               Gross profit                           1,502,750           1,508,215         2,999,778         2,904,752

OPERATING EXPENSES:
   Sales and marketing                                  214,631             459,969           527,102           814,338
   Research and development                              14,650              12,371            17,050             1,477
   General and administrative                           778,962             845,034         1,339,740         1,576,989
                                                    -----------         -----------       -----------       -----------

               Income (loss) from operations            494,507             190,841         1,115,886           511,947

INTEREST (EXPENSE), net                                 (69,943)           (113,213)         (115,911)         (211,237)

OTHER INCOME, net                                         2,163               7,173            14,633               259
                                                    -----------         -----------       -----------       -----------

               Income (loss) before taxes               426,727              84,801         1,014,608           300,970

INCOME TAX (EXPENSE) BENEFIT                             95,244             (27,308)          (67,963)         (118,552)
                                                    -----------         -----------       -----------       -----------

NET INCOME FROM DISCONTINUED OPERATIONS             $   521,971         $    57,493       $   946,645       $   182,418
                                                    ===========         ===========       ===========       ===========


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K. Results of operations and cash flows for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

As of the date of filing, these financial statements have not been reviewed by the Company's independent accountants.


Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Ending inventories at interim periods are primarily estimated using the gross profit method.


Revenue Recognition

The Company recognizes revenue upon the shipment of its products.


4. LINES OF CREDIT:

The Company has a line of credit with a bank under which it may borrow up to $3,000,000 through March 31, 2001. There were $1,700,000 of borrowings outstanding on the line of credit at December 31, 2000. Borrowings under the line bear interest at prime (9.5% at December 31, 2000) and are secured by all assets of the Company. In addition, the Company had an additional convertible line of credit with the same bank under which it could borrow up to $500,000 to finance legal fees and related expenses. During fiscal year ended June 30, 2000, the Company borrowed the maximum amount available under the convertible line of credit and has included these amounts in long-term debt on the accompanying consolidated balance sheet based upon the scheduled repayment terms. The lines of credit are subject to certain financial and non-financial covenants, which include, among others, a ratio of EBITDA to fixed charges, as defined, and a level of tangible net worth.

Upon the sale of the Dental Supplies business segment, the Company will be required to use a portion of the sale proceeds to pay off all outstanding balances. The Company anticipates entering into a new line of credit agreement with the same bank at that time, which would have maximum borrowing level of $1,000,000.



5. COMMITMENTS AND CONTINGENCIES:

Dentsply Litigation

On April 22, 1998, the Company was served with a complaint in the United States District Court for the Middle District of Pennsylvania by DENTSPLY International, Inc. ("Dentsply") claiming infringement of a Dentsply patent by the Company's manufacturing process to fabricate nickel titanium endodontic (root canal) instruments. By amendment, a claim for infringement of a second related patent was later added. The Company retained counsel to vigorously defend against the Dentsply complaint, which it believes to have been without basis. The Company asserted defenses which management believes to have been meritorious. In addition, the Company filed counterclaims alleging, among other things, that Dentsply was infringing upon three Company patents, violating the Sherman Antitrust Act and the Lanham Act, and interfering with the Company's business relationships.

During the quarter ended December 31, 2000, the two parties reached a settlement of their respective claims, and entered into two license agreements. Dentsply licensed from Moyco three United States and related foreign patents covering inventions related to endodontic instrument tips. Moyco licensed from Dentsply four United States patents covering various inventions related to nickel titanium endodontic instruments. The parties have agreed to release each other from all claims pending in the U.S. District Court for the Middle District of Pennsylvania. Royalties earned and/or paid under those agreements will be based on sales of licensed products beginning January 1, 2001.

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

The Company recorded net income of $781,205 and $53,993 for the three months ended December 31, 2000 and 1999, respectively. The improved operating results were due to increased net sales as well as reduced levels of professional and legal fees incurred by the Company related to the Dentsply litigation, which was settled in the quarter ended December 31, 2000.


Results of Operations

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

Net sales for the three months ended December 31, 2000 increased $951,431 from the three months ended December 31, 1999, primarily as a result of sales of newly developed higher priced abrasive films for fiber-optic polishing applications, which were fully rolled out as a product line in the prior fiscal year.

Gross profit for the three months ended December 31, 2000 increased $407,402 from the three months ended December 31, 1999. The gross profit percentage increased from 18.11% to 27.16% between the two periods. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the product mix offered by the Company.

Sales and marketing expenses increased from $161,613 (9.8% of net sales) for the three months ended December 31, 1999 to $184,544 (7.1% of net sales) for the three months ended December 31, 2000 primarily as a result of the higher volume of sales. General and administrative expenses decreased from $107,979 (6.6% of net sales) for the three months ended December 31, 1999 to $31,151 (1.2% of net sales) for the three months ended December 31, 2000.

Interest expense decreased due to lower levels of outstanding debt, and higher earnings on the company's short-term investments.

Research and development expenses and interest income remained relatively constant between periods.

Six Months Ended December 31, 2000 Compared to Six Months Ended December 31,
1999

Net sales for the six months ended December 31, 2000 increased $2,300,898 from the six months ended December 31, 1999, primarily as a result of newer products and increased productivity at the Company's Montgomeryville location.

Gross profit increased from $695,303 (22.6% of Precision Abrasives net sales) for the six months ended December 31, 1999 to $1,416,970 (26.4% of Precision Abrasives net sales) for the six months ended December 31, 2000. The increases in gross profit are due to the aforementioned increases in net sales. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as percentage of net sales are due to changes in the product mix offered by the Company.

Sales and marketing expenses increased from $396,759 (12.9% of net sales) for the six months ended December 31, 1999 to $400,329 (7.4% of net sales) for the six months ended December 31, 2000 primarily as a result of the higher volume of sales. General and administrative expenses decreased from $265,089 (8.6% of net sales) to $256,688 (4.8% of net sales), which reflects similar expenditures being spread over a higher volume of sales.

Interest expense decreased due to lower levels of outstanding debt. Other income decreased $115,315 between periods due to the receipt of $135,000 in casualty insurance proceeds during the six months ended September 30, 2000.

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

Net cash of ($1,377,462) and ($57,473) was used in operating activities in the six months ended December 31, 2000 and 1999, respectively. The increased use of cash between periods was primarily a result of a higher level of sales to date in fiscal 2000 versus 1999, which led to an increased level of accounts receivable outstanding at December 31, 2000.

Expenditures for property, plant and equipment totaled $27,434 for the six months ended December 31, 2000 and $90,305 for the six months ended December 31, 1999.

For the six months ended December 31, 2000 and 1999, the Company made payments on long-term debt of $313,365 and $389,064, respectively.

The Company has a line of credit with a bank under which it may borrow up to $3,000,000 through March 31, 2001. There were $1,700,000 of borrowings outstanding on the line of credit at December 31, 2000. Borrowings under the line bear interest at prime (9.5% at December 31, 2000) and are secured by all assets of the Company. In addition, the Company had an additional convertible line of credit with the same bank under which it could borrow up to $500,000 to finance legal fees and related expenses. During fiscal year ended June 30, 2000, the Company borrowed the maximum amount available under the convertible line of credit and has included these amounts in long-term debt on the accompanying consolidated balance sheet based upon the scheduled repayment terms. The lines of credit are subject to certain financial and non-financial covenants, which include, among others, a ratio of EBITDA to fixed charges, as defined, and a level of tangible net worth.

Upon the sale of the Dental Supplies business segment, the Company will be required to use a portion of the sale proceeds to pay off all outstanding balances. The Company is negotiating with the bank to renew this arrangement, and believes that it will be able to do so under similar borrowing terms.

The Company expects to spend approximately $100,000 in fiscal 2001 on capital expenditures, primarily for abrasive manufacturing equipment. In addition, the Company is obligated to pay $175,714 over the next year relating to the settlement of the foot powder matter. The Company anticipates that sufficient cash will be generated from operations to fund these payments and expenditures and, to the extent they are not, they will be funded using the Company's credit facilities.

The Company believes that inflation has not, and will not, have a material impact on the Company's financial condition and results of operations.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Dentsply Litigation

On April 22, 1998, the Company was served with a complaint in the United States District Court for the Middle District of Pennsylvania by DENTSPLY International, Inc. ("Dentsply") claiming infringement of a Dentsply patent by the Company's manufacturing process to fabricate nickel titanium endodontic (root canal) instruments. By amendment, a claim for infringement of a second related patent was later added. The Company retained counsel to vigorously defend against the Dentsply complaint, which it believes to have been without basis. The Company asserted defenses which management believes to have been meritorious. In addition, the Company filed counterclaims alleging, among other things, that Dentsply was infringing upon three Company patents, violating the Sherman Antitrust Act and the Lanham Act, and interfering with the Company's business relationships.

During the quarter ended December 31, 2000, the two parties reached a settlement of their respective claims, and entered into two license agreements. Dentsply licensed from Moyco three United States and related foreign patents covering inventions related to endodontic instrument tips. Moyco licensed from Dentsply four United States patents covering various inventions related to nickel titanium endodontic instruments. The parties have agreed to release each other from all claims pending in the U.S. District Court for the Middle District of Pennsylvania. Royalties earned and/or paid under those agreements will be based on sales of licensed products beginning January 1, 2001.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) The following is a list of exhibits filed as part of the Form 10-Q.

         27.0 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

         (b) Reports on Form 8-K

             1. The Company filed a Form 8-K on January 10, 2001, announcing the sale of its Dental Supplies business.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MOYCO TECHNOLOGIES, INC.

Dated: February 21, 2001        BY: /s/ Marvin E. Sternberg
                                ---------------------------
                                        Marvin E. Sternberg
                                        Chairman of the Board, President
                                        and Chief Executive Officer (Principal
                                        Executive Officer) and Director

Dated: February 21, 2001        BY: /s/ William G. Woodhead
                                ---------------------------
                                        William G. Woodhead
                                        Secretary/Treasurer, Principal Financial
                                        Officer and Principal Accounting Officer
                                        and Director