Form 10QSB/A
period 2000-12-31
MOYCO TECHNOLOGIES INC
filed 2001-02-27
CIK 200533

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

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    December 31,
                                                                        2000
                                                                        ----
                                ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                      $   723,012
    Accounts receivable, net of reserves of $126,623                 2,619,047
    Other receivables                                                  155,231
    Inventories, estimated                                           1,274,041
    Income taxes receivable                                            323,436
    Deferred income taxes                                              212,162
    Prepaid expenses                                                   149,603
    Net assets of discontinued operations                            6,101,876
                                                                   -----------

                Total current assets                                11,558,408
                                                                   -----------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                65,000
    Buildings and improvements                                       2,062,699
    Machinery and equipment                                          2,707,574
    Furniture and fixtures                                             358,403
    Automotive equipment                                               134,354
    Construction in progress                                             4,717
                                                                   -----------

                                                                     5,332,747
    Less - Accumulated depreciation and amortization                (3,264,964)
                                                                   -----------

                Net property, plant and equipment                    2,067,783
                                                                   -----------

OTHER ASSETS:                                                           87,750
                                                                   -----------

                                                                   $13,713,941
                                                                   ===========


        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                   (Continued)

                                                                    December 31,
                                                                       2000
                                                                       ----
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit                                                 $  1,700,000
    Current portion of capital lease obligations                         62,737
    Current portion of long-term debt                                   503,019
    Accounts payable                                                  1,099,824
    Accrued expenses                                                    302,575
                                                                   ------------

                Total current liabilities                             3,668,155
                                                                   ------------

CAPITAL LEASE OBLIGATIONS                                               312,377
                                                                   ------------

LONG-TERM DEBT                                                        1,980,244
                                                                   ------------

DEFERRED INCOME TAXES                                                    69,753
                                                                   ------------

OTHER LONG-TERM LIABILITIES                                              74,464
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY (Note 3):
    Preferred stock, $.005 par value, 2,500,000
       shares authorized, none issued and outstanding                        --
    Common stock, $.005 par value, 15,000,000
       shares authorized, 5,761,352 shares
       issued and outstanding                                            28,807
    Additional paid-in capital                                        5,864,185
    Retained earnings                                                 1,866,404
    Less - Treasury stock of 726,960 shares,
       at cost                                                         (150,448)
                                                                   ------------

                Total shareholders' equity                            7,608,948
                                                                   ------------

                                                                   $ 13,713,941
                                                                   ============

        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  For the                           For the
                                                            Three Months Ended                   Six Months Ended
                                                                December 31                         December 31
                                                                -----------                         -----------
                                                         2000              1999               2000              1999
                                                         ----              ----               ----              ----
NET SALES                                            $ 2,597,741       $ 1,646,310       $ 5,374,881       $ 3,073,983

COST OF GOODS SOLD                                     1,892,040         1,348,011         3,957,911         2,378,680
                                                     -----------       -----------       -----------       -----------

               Gross profit                              705,701           298,299         1,416,970           695,303

OPERATING EXPENSES:
   Sales and marketing                                   184,544           161,613           400,330           396,758
   Research and development                                2,802             8,787             4,160            21,573
   General and administrative                             31,151           107,979           256,688           265,089
                                                     -----------       -----------       -----------       -----------
               Total operating expenses                  218,497           278,379           661,178           683,420
                                                     -----------       -----------       -----------       -----------
               Income from operations                    487,204            19,920           755,792            11,883

INTEREST INCOME (EXPENSE), net                            29,765           (18,430)          (19,031)          (34,388)

OTHER INCOME, net                                          7,617             2,219            28,417           143,731
                                                     -----------       -----------       -----------       -----------

               Income (loss) before taxes                524,586             3,709           765,178           121,226

INCOME TAX (EXPENSE)                                    (265,352)           (7,209)         (370,656)          (46,103)
                                                     -----------       -----------       -----------       -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS             $   259,234           ($3,500)      $   394,522       $    75,123

INCOME FROM DISCONTINUED OPERATIONS                  $   521,971       $    57,493       $   946,645       $   182,418
                                                     -----------       -----------       -----------       -----------
NET INCOME                                           $   781,205       $    53,993       $ 1,341,167       $   257,541
                                                     ===========       ===========       ===========       ===========


BASIC EARNINGS PER COMMON SHARE
   Continuing Operations                             $      0.05       $      0.00       $      0.08       $      0.02
   Discontinued Operations                           $      0.11       $      0.01       $      0.19       $      0.03
                                                     -----------       -----------       -----------       -----------
   Net income                                        $      0.16       $      0.01       $      0.27       $      0.05
                                                     ===========       ===========       ===========       ===========


SHARES USED IN COMPUTING BASIC EARNINGS
   PER COMMON SHARE                                    5,034,392         4,999,142         5,034,392         4,999,142
                                                     ===========       ===========       ===========       ===========


DILUTED EARNINGS PER COMMON SHARE
   Continuing Operations                             $      0.05       $      0.00       $      0.08       $      0.02
   Discontinued Operations                           $      0.10       $      0.01       $      0.19       $      0.03
                                                     -----------       -----------       -----------       -----------
   Net income                                        $      0.15       $      0.01       $      0.27       $      0.05
                                                     ===========       ===========       ===========       ===========


SHARES USED IN COMPUTING DILUTED EARNINGS
   PER COMMON SHARE                                    5,042,107         5,002,191         5,042,107         5,002,307
                                                     ===========       ===========       ===========       ===========


        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          For the
                                                                                     Six Months Ended
                                                                                        December 31
                                                                                        -----------
                                                                                   2000              1999
                                                                                   ----              ----
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES                           (1,377,462)          (57,493)
                                                                               -----------       -----------

INVESTING ACTIVITIES:
    Maturities of marketable securities                                             96,623                --
    Purchases of and deposits on property, plant and equipment                     (27,434)          (90,305)
                                                                               -----------       -----------

                     Net cash provided by used in investing activities              69,189           (90,305)
                                                                               -----------       -----------

FINANCING ACTIVITIES:
    Net borrowings (repayments) under lines of credit                              450,000           800,000
    Payments on capital lease obligations                                          (58,314)          (93,580)
    Payments of long-term debt                                                    (313,365)         (389,064)
                                                                               -----------       -----------

                     Net cash provided by financing activities                      78,321           317,356
                                                                               -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (1,229,952)          169,558

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   2,231,514         1,752,468
                                                                               -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 1,001,562       $ 1,922,026
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

2. DISCONTINUED OPERATIONS:

On January 10, 2001, the Company entered into an agreement to sell its Dental Supplies business segment to Miltex Instrument Company, Inc., an affiliate of American Securities Capital Partners, LLP., for approximately $17,000,000. The sale is expected to be completed in the Spring of 2001. The operating results of the Dental Supplies business segment have been reported as discontinued operations for all periods presented.

Net assets of discontinued operations as of December 31, 2000 consisted of the following:

                                                                              December 31
                                                                                 2000
                                                                              ------------
ASSETS:

  Cash and cash equivalents                                                   $   278,549
  Accounts receivable, net of reserves of $503,814                              1,794,699
  Other receivables                                                               151,330
  Inventories, estimated                                                        4,296,575
  Deferred income taxes, current asset                                            529,365
  Prepaid expenses                                                                239,230
  Note receivable                                                                 608,391
  Goodwill                                                                        334,116
  Land                                                                            537,433
  Buildings and improvements                                                    2,580,886
  Machinery and equipment                                                       5,187,480
  Furniture and fixtures                                                          522,507
  Automotive equipment                                                              5,276
  Construction in progress                                                         32,772
  Less-Accumulated depreciation and amortization                               (4,438,487)
  Other                                                                            37,031
                                                                               ----------
         Total assets of discontinued operations                               12,697,153
                                                                               ----------
LIABILITIES:
  Accounts payable                                                            $   860,579
  Income taxes payable                                                            535,964
  Accrued expenses                                                                302,506
  Capital lease obligations                                                     1,330,218
  Long-term debt                                                                3,361,314
  Deferred income taxes, non-current liability                                    204,696
                                                                              -----------
         Total liabilities of discontinued operations                           6,595,277
                                                                              -----------

NET ASSETS OF DISCONTINUED OPERATIONS                                         $ 6,101,876
                                                                              ===========

The following is a summary of the results of the Company's discontinued operations for the three months and the six months ended December 31, 2000 and 1999:

                                                                For the                            For the
                                                          Three Months Ended                    Six Months Ended
                                                              December 31                          December 31
                                                              -----------                          -----------
                                                        2000               1999               2000             1999
                                                        ----               ----               ----             ----
NET SALES                                           $ 3,408,314         $ 2,891,463       $ 6,706,977       $ 5,566,751

COST OF GOODS SOLD                                    1,905,564           1,383,248         3,707,199         2,661,999
                                                    -----------         -----------       -----------       -----------

               Gross profit                           1,502,750           1,508,215         2,999,778         2,904,752

OPERATING EXPENSES:
   Sales and marketing                                  214,631             459,969           527,102           814,338
   Research and development                              14,650              12,371            17,050             1,478
   General and administrative                           778,962             845,034         1,339,740         1,576,989
                                                    -----------         -----------       -----------       -----------

               Income (loss) from operations            494,507             190,841         1,115,886           511,947

INTEREST (EXPENSE), net                                 (69,943)           (113,213)         (115,911)         (211,237)

OTHER INCOME, net                                         2,163               7,173            14,633               260
                                                    -----------         -----------       -----------       -----------

               Income (loss) before taxes               426,727              84,801         1,014,608           300,970

INCOME TAX (EXPENSE) BENEFIT                             95,244             (27,308)          (67,963)         (118,552)
                                                    -----------         -----------       -----------       -----------

NET INCOME FROM DISCONTINUED OPERATIONS             $   521,971         $    57,493       $   946,645       $   182,418
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

The Company recorded net income (including net income from discontinued operations) of $781,205 and $53,993 for the three months ended December 31, 2000 and 1999, respectively. The improved operating results were due to increased net sales as well as reduced levels of professional and legal fees incurred by the Company related to the Dentsply litigation, which was settled in the quarter ended December 31, 2000.


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

Sales and marketing expenses increased from $161,613 (9.8% of net sales) for the three months ended December 31, 1999 to $184,544 (7.1% of net sales) for the three months ended December 31, 2000 primarily as a result of the higher volume of sales. General and administrative expenses decreased from $107,979 (6.6% of net sales) for the three months ended December 31, 1999 to $31,151 (1.2% of net sales) for the three months ended December 31, 2000 due to cost containment efforts.

Interest expense decreased due to lower levels of outstanding debt, and higher earnings on the company's short-term investments.

Research and development expenses and interest income remained relatively constant between periods.

Net income from discontinued operations improved from $57,493 to $521,971 due to cost containment efforts as well as reduced legal expenses relating to the Dentsply litigation, which was settled in the quarter ended December 31, 2000.

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

Net income from discontinued operations improved from $182,418 to $946,645 due to cost containment efforts as well as reduced legal expenses relating to the Dentsply litigation, which was settled in the quarter ended December 31, 2000.

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

Net cash of $1,377,462 and $57,473 was used in operating activities in the six months ended December 31, 2000 and 1999, respectively. The increased use of cash between periods was primarily a result of a higher level of sales to date in fiscal 2000 versus 1999, which led to an increased level of accounts receivable outstanding at December 31, 2000.

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