Form 10QSB/A
period 2000-12-31
MOYCO TECHNOLOGIES INC
filed 2001-04-09
CIK 200533

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

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    December 31,     June 30,
                                                                        2000          2000
                                                                        ----          ----
                                ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                      $   723,012      $ 1,838,376
    Marketable securities                                                    -           96,623
    Accounts receivable, net of reserves of $126,623
      and $126,795                                                   2,619,047        1,253,249
    Other receivables                                                  155,231           49,868
    Inventories, estimated                                           1,274,041        1,488,696
    Income taxes receivable                                            581,836          437,018
    Deferred income taxes                                              212,162          209,066
    Prepaid expenses                                                   149,603           10,038
    Net assets of discontinued operations                            5,843,476        4,170,114
                                                                   -----------      -----------

                Total current assets                                11,558,408        9,553,048
                                                                   -----------      -----------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                65,000           65,000
    Buildings and improvements                                       2,062,699        2,062,699
    Machinery and equipment                                          2,707,574        2,689,356
    Furniture and fixtures                                             358,403          167,058
    Automotive equipment                                               134,354          134,354
    Construction in progress                                             4,717                -
                                                                   -----------      -----------

                                                                     5,332,747        5,118,467
    Less - Accumulated depreciation and amortization                (3,264,964)      (3,097,440)
                                                                   -----------

                Net property, plant and equipment                    2,067,783        2,021,027
                                                                   -----------      -----------

OTHER ASSETS:                                                           87,750           87,750
                                                                   -----------      -----------

                                                                   $13,713,941       11,661,825
                                                                   ===========      ===========


        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                   (Continued)

                                                                    December 31,     June 30,
                                                                       2000           2000
                                                                       ----           ----
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit                                                 $  1,700,000     $ 1,250,000
    Current portion of capital lease obligations                         62,737          77,451
    Current portion of long-term debt                                   503,019         500,489
    Accounts payable                                                  1,099,824         868,530
    Accrued expenses                                                    302,575         371,029
                                                                   ------------     -----------

                Total current liabilities                             3,668,155       3,067,499
                                                                   ------------     -----------

CAPITAL LEASE OBLIGATIONS                                               312,377         143,904

LONG-TERM DEBT                                                        1,980,244       1,937,707
                                                                   ------------     -----------

DEFERRED INCOME TAXES                                                    69,753          69,220
                                                                   ------------     -----------

OTHER LONG-TERM LIABILITIES                                              74,464         175,714
                                                                   ------------     -----------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY (Note 3):
    Preferred stock, $.005 par value, 2,500,000
       shares authorized, none issued and outstanding                        --              --
    Common stock, $.005 par value, 15,000,000
       shares authorized, 5,761,352 shares
       issued and outstanding                                            28,807          28,807
    Additional paid-in capital                                        5,864,185       5,864,185
    Retained earnings                                                 1,866,404         525,237
    Less - Treasury stock of 726,960 shares,
       at cost                                                         (150,448)       (150,448)
                                                                   ------------     -----------

                Total shareholders' equity                            7,608,948       6,267,781
                                                                   ------------     -----------

                                                                   $ 13,713,941     $11,661,825
                                                                   ============     ===========

        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  For the                           For the
                                                            Three Months Ended                   Six Months Ended
                                                                December 31                         December 31
                                                                -----------                         -----------
                                                         2000              1999               2000              1999
                                                         ----              ----               ----              ----
NET SALES                                            $ 2,597,741       $ 1,646,310       $ 5,374,881       $ 3,073,983

COST OF GOODS SOLD                                     1,892,040         1,348,011         3,957,911         2,378,680
                                                     -----------       -----------       -----------       -----------

               Gross profit                              705,701           298,299         1,416,970           695,303

OPERATING EXPENSES:
   Sales and marketing                                   184,544           161,613           400,330           396,758
   Research and development                                2,802             8,787             4,160            21,573
   General and administrative                            581,151           483,186         1,016,688           883,298
                                                     -----------       -----------       -----------       -----------
               Total operating expenses                  768,497           653,586         1,421,178         1,301,629
                                                     -----------       -----------       -----------       -----------
               Loss from operations                      (62,796)         (355,287)           (4,208)         (606,326)

INTEREST INCOME (EXPENSE), net                            29,765           (18,430)          (19,031)          (34,388)

OTHER INCOME, net                                          7,617             2,219            28,417           143,731
                                                     -----------       -----------       -----------       -----------

               Income (loss) before taxes                (25,414)         (371,498)            5,178          (496,983)

INCOME TAX BENEFIT (EXPENSE)                             (78,352)          120,361          (112,256)          164,088
                                                     -----------       -----------       -----------       -----------

LOSS FROM CONTINUING OPERATIONS                      $  (103,766)      $  (251,137)      $  (107,078)      $  (332,895)

INCOME FROM DISCONTINUED OPERATIONS                  $   884,971       $   305,130       $ 1,448,245       $   590,436
                                                     -----------       -----------       -----------       -----------
NET INCOME                                           $   781,205       $    53,993       $ 1,341,167       $   257,541
                                                     ===========       ===========       ===========       ===========


BASIC EARNINGS (LOSS) PER COMMON SHARE
   Continuing Operations                             $     (0.02)      $     (0.05)      $     (0.02)      $     (0.06)
   Discontinued Operations                           $      0.18       $      0.06       $      0.29       $      0.11
                                                     -----------       -----------       -----------       -----------
   Net income                                        $      0.16       $      0.01       $      0.27       $      0.05
                                                     ===========       ===========       ===========       ===========


SHARES USED IN COMPUTING BASIC EARNINGS
   (LOSS) PER COMMON SHARE                             5,034,392         4,999,142         5,034,392         4,999,142
                                                     ===========       ===========       ===========       ===========


DILUTED EARNINGS (LOSS) PER COMMON SHARE
   Continuing Operations                             $     (0.02)      $     (0.05)      $     (0.02)      $     (0.06)
   Discontinued Operations                           $      0.17       $      0.06       $      0.25       $      0.11
                                                     -----------       -----------       -----------       -----------
   Net income                                        $      0.15       $      0.01       $      0.27       $      0.05
                                                     ===========       ===========       ===========       ===========


SHARES USED IN COMPUTING DILUTED EARNINGS
   (LOSS) PER COMMON SHARE                             5,042,107         5,002,191         5,042,107         5,002,307
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

2. DISCONTINUED OPERATIONS:

On January 10, 2001, the Company entered into an agreement to sell its Dental Supplies business segment to Miltex Instrument Company, Inc., an affiliate of American Securities Capital Partners, LLP., for approximately $17,000,000. The sale is expected to be completed in May, 2001. The operating results of the Dental Supplies business segment have been reported as discontinued operations for all periods presented.

The 10QSB is being amended to adjust the recording of intercompany management fees from discontinued operations to continuing operations.

Net assets of discontinued operations as of December 31, 2000 consisted of the following:

                                                                              December 31
                                                                                 2000
                                                                              ------------
ASSETS:

  Cash and cash equivalents                                                   $   278,549
  Accounts receivable, net of reserves of $503,814                              1,794,699
  Other receivables                                                               151,330
  Inventories, estimated                                                        4,296,575
  Deferred income taxes, current asset                                            529,365
  Prepaid expenses                                                                239,230
  Note receivable                                                                 608,391
  Goodwill                                                                        334,116
  Land                                                                            537,433
  Buildings and improvements                                                    2,580,886
  Machinery and equipment                                                       5,187,480
  Furniture and fixtures                                                          522,507
  Automotive equipment                                                              5,276
  Construction in progress                                                         32,772
  Less-Accumulated depreciation and amortization                               (4,438,487)
  Other                                                                            37,031
                                                                               ----------
         Total assets of discontinued operations                               12,697,153
                                                                               ----------
LIABILITIES:
  Accounts payable                                                            $   860,579
  Income taxes payable                                                            794,364
  Accrued expenses                                                                302,506
  Capital lease obligations                                                     1,330,218
  Long-term debt                                                                3,361,314
  Deferred income taxes, non-current liability                                    204,696
                                                                              -----------
         Total liabilities of discontinued operations                           6,853,677
                                                                              -----------

NET ASSETS OF DISCONTINUED OPERATIONS                                         $ 5,843,476
                                                                              ===========

The following is a summary of the results of the Company's discontinued operations for the three months and the six months ended December 31, 2000 and 1999:

                                                                For the                            For the
                                                          Three Months Ended                    Six Months Ended
                                                              December 31                          December 31
                                                              -----------                          -----------
                                                        2000               1999               2000             1999
                                                        ----               ----               ----             ----
NET SALES                                           $ 3,408,314         $ 2,891,463       $ 6,706,977       $ 5,566,751

COST OF GOODS SOLD                                    1,905,564           1,383,248         3,707,199         2,661,999
                                                    -----------         -----------       -----------       -----------

               Gross profit                           1,502,750           1,508,215         2,999,778         2,904,752

OPERATING EXPENSES:
   Sales and marketing                                  214,631             459,969           527,102           814,338
   Research and development                              14,650              12,371            17,050             1,478
   General and administrative                           228,962             469,826           579,740           958,780
                                                    -----------         -----------       -----------       -----------

               Income (loss) from operations          1,044,507             566,049         1,875,886         1,130,156

INTEREST (EXPENSE), net                                 (69,943)           (113,213)         (115,911)         (211,237)

OTHER INCOME, net                                         2,163               7,173            14,633               260
                                                    -----------         -----------       -----------       -----------

               Income (loss) before taxes               976,727             460,009         1,774,608           919,179

INCOME TAX (EXPENSE) BENEFIT                            (91,756)           (154,879)         (326,363)         (328,743)
                                                    -----------         -----------       -----------       -----------

INCOME FROM DISCONTINUED OPERATIONS                 $   884,971         $   305,130       $ 1,448,245       $   590,436
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


4. LINES OF CREDIT:

The Company has a line of credit with a bank under which it may borrow up to $3,000,000 through June 30, 2001. There were $1,700,000 of borrowings outstanding on the line of credit at December 31, 2000. Borrowings under the line bear interest at prime (9.5% at December 31, 2000) and are secured by all assets of the Company. In addition, the Company had an additional convertible line of credit with the same bank under which it could borrow up to $500,000 to finance legal fees and related expenses. The lines of credit are subject to certain financial and non-financial covenants, which include, among others, a ratio of EBITDA to fixed charges, as defined, and a level of tangible net worth.

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

Overview

On January 10, 2001, the Company signed an Asset Agreement to sell its dental supplies segment for approximately $17 million. The transaction is subject to shareholder approval and is expected to close in the fourth fiscal quarter.

The Company recorded net income (including income from discontinued operations) of $781,205 and $53,993 for the three months ended December 31, 2000 and 1999, respectively. The improved operating results were due to increased net sales as well as reduced levels of professional and legal fees incurred by the Company related to the Dentsply litigation, which was settled in the quarter ended December 31, 2000.


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

Sales and marketing expenses increased from $161,613 (9.8% of net sales) for the three months ended December 31, 1999 to $184,544 (7.1% of net sales) for the three months ended December 31, 2000 primarily as a result of the higher volume of sales. General and administrative expenses increased from $483,186 (29.3% of net sales) for the three months ended December 31, 1999 to $581,151 (22.3% of net sales) for the three months ended December 31, 2000 due to the higher volume of sales.

Interest expense decreased due to lower levels of outstanding debt, and higher earnings on the company's short-term investments.

Research and development expenses and interest income remained relatively constant between periods.

Income from discontinued operations improved from $305,130 to $884,971 due to cost containment efforts as well as reduced legal expenses relating to the Dentsply litigation, which was settled in the quarter ended December 31, 2000.

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

Sales and marketing expenses increased from $396,758 (12.9% of net sales) for the six months ended December 31, 1999 to $400,330 (7.4% of net sales) for the six months ended December 31, 2000 primarily as a result of the higher volume of sales. General and administrative expenses increased from $883,298 (28.7% of net sales) to $1,016,688 (18.9% of net sales), which reflects similar expenditures being spread over a higher volume of sales.

Interest expense decreased due to lower levels of outstanding debt. Other income decreased $115,314 between periods due to the receipt of $135,000 in casualty insurance proceeds during the six months ended September 30, 2000.

Research and development expenses and interest income remained relatively constant between periods.

Income from discontinued operations improved from $590,436 to $1,448,215 due to increased sales and cost containment efforts as well as reduced legal expenses relating to the Dentsply litigation, which was settled in the quarter ended December 31, 2000.

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

Net cash of $1,377,462 and $57,493 was used in operating activities in the six months ended December 31, 2000 and 1999, respectively. The increased use of cash between periods was primarily a result of a higher level of sales to date in fiscal 2000 versus 1999, which led to an increased level of accounts receivable outstanding at December 31, 2000.

Expenditures for property, plant and equipment totaled $27,434 for the six months ended December 31, 2000 and $90,305 for the six months ended December 31, 1999.

For the six months ended December 31, 2000 and 1999, the Company made payments on long-term debt of $313,365 and $389,064, respectively.

The Company has a line of credit with a bank under which it may borrow up to $3,000,000 through June 30, 2001. There were $1,700,000 of borrowings outstanding on the line of credit at December 31, 2000. Borrowings under the line bear interest at prime (9.5% at December 31, 2000) and are secured by all assets of the Company. In addition, the Company had an additional convertible line of credit with the same bank under which it could borrow up to $500,000 to finance legal fees and related expenses. During fiscal year ended June 30, 2000, the Company borrowed the maximum amount available under the convertible line of credit and has included these amounts in long-term debt on the accompanying consolidated balance sheet based upon the scheduled repayment terms. The lines of credit are subject to certain financial and non-financial covenants, which include, among others, a ratio of EBITDA to fixed charges, as defined, and a level of tangible net worth.

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

         (b) Reports on Form 8-K

             1. The Company filed a Form 8-K on January 10, 2001, announcing the sale of its Dental Supplies business.

             2. The Company filed a Form 8-K on March 21, 2001, re-issuing its
                June 30, 2000 financial statements with its dental supplies business segment broken out as a discontinued operation.

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