Form 10QSB
period 2001-03-31
MOYCO TECHNOLOGIES INC
filed 2001-05-11
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001
                  ---------------------------------------------


                           Commission File No. 0-4123
                           --------------------------

                            MOYCO TECHNOLOGIES, INC.
                            ------------------------
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

                                YES __X__ NO ___


Indicate the number of shares outstanding of each of the Registrant's classes of Common stock as of April 30, 2001: 5,039,517 shares of Common stock, par value $.005 per share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                      March 31,
                                                                                        2001
                                                                                      ---------
                                ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                        $1,812,179
    Accounts receivable, net of reserves of $124,800                                  2,085,197
    Other receivables                                                                    61,454
    Income tax receivable                                                               948,396
    Inventories                                                                         927,463
    Deferred income taxes                                                               202,859
    Prepaid expenses                                                                    168,777
    Net assets of discontinued operations                                             5,258,115
                                                                                      ---------

                Total current assets                                                 11,464,440
                                                                                     ----------


PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                                 65,000
    Buildings and improvements                                                        2,062,699
    Machinery and equipment                                                           2,698,139
    Furniture and fixtures                                                              368,475
    Automotive equipment                                                                134,354
                                                                                        -------

                                                                                      5,328,667
    Less- Accumulated depreciation and amortization                                  (3,350,431)
                                                                                     -----------

                Net property, plant and equipment                                     1,978,236
                                                                                      ---------

OTHER ASSETS:                                                                            83,610
                                                                                         ------

                                                                                    $13,526,286
                                                                                    ===========

        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                   (Continued)

                                                                                       March 31,
                                                                                         2001
                                                                                       ---------
                LIABILITIES AND SHAREHOLDERS' EQUITY:


CURRENT LIABILITIES:
    Line of credit                                                                   $1,950,000
    Current portion of capital lease obligations                                         80,793
    Current portion of long-term debt                                                   497,992
    Accounts payable                                                                    708,734
    Accrued expenses                                                                    402,921
                                                                                        -------

                Total current liabilities                                             3,640,440
                                                                                      ---------

CAPITAL LEASE OBLIGATIONS                                                               272,640
                                                                                        -------

LONG-TERM DEBT                                                                        1,874,913
                                                                                      ---------

DEFERRED INCOME TAXES                                                                    65,354
                                                                                         ------

OTHER LONG-TERM LIABILITIES                                                               4,464
                                                                                          -----

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.005 par value, 2,500,000
       shares authorized, none issued and outstanding                                        --
    Common stock, $.005 par value, 15,000,000
       shares authorized, 5,766,477 shares
       issued and outstanding                                                            28,833
    Additional paid-in capital                                                        5,874,104
    Retained earnings                                                                 1,915,986
    Less - Treasury stock of 726,960 shares,
       at cost                                                                        (150,448)
                                                                                      ---------


                Total shareholders' equity                                            7,668,475
                                                                                      ---------

                                                                                    $13,526,286
                                                                                    ===========


        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         3 Months Ended March 31,       9 Months Ended March 31,
                                                                           2001            2000           2001           2000
                                                                           ----            ----           ----           ----
NET SALES                                                               $2,689,673      $1,862,102      $8,064,554     $4,936,085

COST OF GOODS SOLD                                                       2,044,700       1,218,828       6,002,611      3,597,508
                                                                         ---------       ---------       ---------      ---------

     Gross profit                                                          644,973         643,274       2,061,943      1,338,577

OPERATING EXPENSES:
     Sales and marketing                                                   346,649         154,008         796,979        550,767
     Research and development                                               41,184          53,298          45,344         74,870
     General and administrative                                            548,986         660,807       1,565,674      1,544,105
                                                                           -------         -------       ---------      ---------

     Total operating expenses                                              936,819         868,113       2,407,997      2,169,742
                                                                           -------         -------       ---------      ---------

     (Loss) from operations                                               (291,846)       (224,839)       (346,054)      (831,165)

INTEREST (EXPENSE), net                                                   (101,961)       (116,768)       (120,992)      (151,156)

OTHER INCOME (EXPENSE), net                                                 (4,140)        153,767          33,426        297,498
                                                                           -------         -------          ------        -------

      (Loss) before taxes                                                 (397,947)       (187,840)       (433,620)      (684,823)

INCOME TAX BENEFIT                                                         349,664         102,994         237,408        267,082
                                                                           -------         -------         -------        -------

(LOSS) FROM CONTINUING OPERATIONS                                          (48,283)        (84,846)       (196,212)      (417,741)

INCOME  FROM DISCONTINUED OPERATIONS                                       138,715         526,467       1,586,961      1,116,903
                                                                           -------         -------       ---------      ---------

NET INCOME                                                                 $90,432        $441,621      $1,390,749        699,162
                                                                           =======        ========      ==========        =======

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
         Continuing operations                                             $ (0.01)       $  (0.08)     $    (0.04)     $   (0.01)
         Discontinued operations                                              0.03            0.22            0.31           0.15
                                                                              ----            ----            ----           ----
                                                                           $  0.02        $   0.14      $     0.28      $    0.14
                                                                           =======        ========      ==========      =========

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE                       5,034,392       5,004,392       5,034,392      5,004,392


        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   For the
                                                                                               Nine Months Ended
                                                                                                   March 31
                                                                                            ------------------------
                                                                                            2001                2000
                                                                                            ----                ----

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     (474,045)              61,042
                                                                                        ---------              ------

INVESTING ACTIVITIES:
    Maturities of marketable securities                                                   96,623             (190,256)
    Purchases of and deposits on property, plant and equipment                           (33,056)            (115,675)
                                                                                         --------          ----------

                     Net cash provided by (used in) investing activities                  63,567             (305,931)
                                                                                          ------            ---------

FINANCING ACTIVITIES:
    Net borrowings (repayments) under lines of credit                                    700,000              800,000
    Proceeds from long term debt                                                               -              257,000
    Payments on capital lease obligations                                               (106,069)             (97,657)
    Payments of long-term debt                                                          (499,871)            (517,828)
    Issuance of common stock                                                               9,945                4,500
                                                                                           -----                -----

                     Net cash provided by financing activities                           104,005              446,015
                                                                                         -------              -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (306,473)             201,126

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         2,231,514            1,752,468
                                                                                       ---------            ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $1,925,041           $1,953,594
                                                                                      ==========           ==========



        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2001


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

2. DISCONTINUED OPERATIONS:


On January 10, 2001, the Company entered into an Asset Purchase Agreement to sell its Dental Supplies business segment to Miltex Instrument Company, Inc. ("Miltex"), an affiliate of American Securities Capital Partners, LLP., for approximately $17,000,000. The sale is expected to be completed on May 25, 2001. The operating results of the Dental Supplies business segment have been reported as discontinued operations for all periods presented.

Net assets of discontinued operations as of March 31, 2001 consisted of the following:

ASSETS:

    Cash and cash equivalents                                                   $112,862
    Accounts receivable, net of reserves of $485,545                           1,539,548
    Other receivables                                                             10,177
    Inventories                                                                4,607,835
    Deferred income taxes                                                        367,745
    Prepaid expenses                                                             240,333
    Note receivable                                                              533,204
    Goodwill                                                                     326,239
    Land                                                                         537,433
    Buildings and improvements                                                 2,580,886
    Machinery and equipment                                                    5,188,372
    Furniture and fixtures                                                       525,704
    Automotive equipment                                                           5,276
    Construction in progress                                                      38,385
    Less- Accumulated depreciation and amortization                           (4,534,608)
    Other                                                                         37,366
                                                                                  ------
         Total assets of discontinued operations                              12,116,757
                                                                              ----------


LIABILITIES:

    Accounts payable                                                            $562,450
    Income taxes payable                                                       1,194,060
    Accrued expenses                                                             300,589
    Capital lease obligations                                                  1,304,144
    Long-term debt                                                             3,285,166
    Deferred income taxes                                                        212,233
                                                                                 -------
         Total liabilities of discontinued operations                          6,858,642
                                                                               ---------

NET ASSETS OF DISCONTINUED OPERATIONS                                         $5,258,115
                                                                              ==========

The following is a summary of the results of the Company's discontinued operations for the three months and the nine months ended March 31, 2001 and 2000:

                                                                         3 Months Ended March 31,       9 Months Ended March 31,
                                                                            2001            2000           2001           2000
                                                                            ----            ----           ----           ----
NET SALES                                                               $2,613,860      $2,695,824      $9,320,837     $8,262,575

COST OF GOODS SOLD                                                       1,213,325       1,146,422       4,920,523      3,808,421
                                                                         ---------       ---------       ---------      ---------

     Gross profit                                                        1,400,535       1,549,402       4,400,314      4,454,154

OPERATING EXPENSES:
     Sales and marketing                                                   154,212         345,187         681,314      1,159,525
     Research and development                                                2,266             169          19,316          1,647
     General and administrative                                            403,916         270,369         983,656      1,229,149
                                                                           -------         -------         -------      ---------

     Total operating expenses                                              560,394         615,725       1,684,286      2,390,321
                                                                           -------         -------       ---------      ---------

     Income from operations                                                840,141         933,677       2,716,028      2,063,833

INTEREST (EXPENSE), net                                                   (124,824)        (21,976)       (240,735)      (233,213)

OTHER INCOME, net                                                           51,240             109          65,873            369
                                                                            ------             ---          ------            ---

     Income before taxes                                                   766,557         911,810       2,541,166      1,830,989

INCOME TAX (EXPENSE)                                                      (627,842)       (385,343)       (954,205)      (714,086)
                                                                         ---------       ---------       ---------      ---------

INCOME  FROM DISCONTINUED OPERATIONS                                      $138,715        $526,467      $1,586,961     $1,116,903
                                                                          ========        ========      ==========     ==========

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K together with the Company's Form 8-K, Item 5- Other Events, which was filed on March 21, 2001. Results of operations and cash flows for the nine month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

Inventories

Inventories for the Dental Supplies business segment at March 31, 2001 are valued at the lower of cost, determined on the first-in, first-out method, or market. Inventories for the Precision Abrasives business segment at March 31, 2001 are estimated using the gross profit method.

At March 31, 2000, ending inventories were estimated using the gross profit method.

4. LINES OF CREDIT:

The Company has a line of credit with a bank under which it may borrow up to $3,000,000 through June 30, 2001. There were $1,950,000 of borrowings outstanding on the line of credit at March 31, 2001. Borrowings under the line bear interest at the bank's prime rate (8.5% at March 31, 2001) and are secured by all assets of the Company. In addition, the Company had an additional convertible line of credit with the same bank under which it could borrow up to $500,000 to finance legal fees and related expenses. The lines of credit are subject to certain financial and non-financial covenants, which include, among others, a ratio of EBITDA to fixed charges, as defined, and a level of tangible net worth.

Upon the sale of the Dental Supplies business segment, the Company will be required to use a portion of the sale proceeds to pay off all outstanding balances. The Company is negotiating with the bank to renew its primary line of credit, and believes that it will be able to do so under similar borrowing terms.

ITEM 2.  Management's Discussion and Analysis of
         Consolidated Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

From time to time, the Company may publish statements which are not historical fact, but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, status of litigation, renegotiation of lending agreements [verify with legal counsel] and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.

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

Overview

On January 10, 2001, the Company signed an Asset Purchase Agreement to sell its dental supplies segment for approximately $17 million. The transaction is subject to shareholder approval, and is expected to close in the fourth fiscal quarter.

The Company recorded net income (including income from discontinued operations) of $90,432 and $441,621 for the three months ended March 31, 2001 and 2000, respectively. The diminished operating results are attributable to changes in the Company's product mix, a higher level of selling expenses relating to new products, and professional fees incurred relating to the upcoming sale of the Company's Dental Supplies business segment.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000
-------------------------------------------------------------------------------

Net sales for the three months ended March 31, 2001 increased $827,571 (44.4%) from the three months ended March 31, 2000, primarily as a result of sales of newly developed higher priced abrasive films for fiber-optic polishing applications, which were fully rolled out as a product line in the prior fiscal year.

Gross profit for the three months ended March 31, 2001 increased $1,699 from the three months ended March 31, 2000. The gross profit percentage declined from 34.5% to 23.9% between the two periods. Changes in gross profit as a percentage of net sales are due to changes in the product mix offered by the Company.

Sales and marketing expenses increased from $154,008 (8.2% of net sales) for the three months ended March 31, 2000 to $346,649 (12.8% of net sales) for the three months ended March 31, 2001 primarily as a result of the higher volume of sales.

General and administrative expenses decreased from $660,807 (35.4% of net sales) for the three months ended March 31, 2000 to $548,986 (20.4% of net sales) for the three months ended March 31, 2001 due to cost containment efforts.

Net interest expense decreased slightly due to lower levels of outstanding debt, and a decrease in the prime rate.

Research and development expenses and interest income remained relatively constant between periods.

Income from discontinued operations declined from $526,467 to $138,715 due to lower sales and margins, as well as costs incurred relating to its upcoming sale.

Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000
-----------------------------------------------------------------------------

Net sales for the nine months ended March 31, 2001 increased $3,128,469 (63.3%) from the nine months ended March 31, 2000, primarily as a result of sales of newer products.

Gross profit increased from $1,338,577 (27.1% of net sales) for the nine months ended March 31, 2000 to $2,061,943 (25.5% of net sales) for the nine months ended March 31, 2001 as a result of increases in net sales. Changes in gross profit as percentage of net sales are due to changes in the product mix offered by the Company.

Sales and marketing expenses increased from $550,767 (11.1% of net sales) for the nine months ended March 31, 2000 to $796,979 (9.8% of net sales) for the nine months ended March 31, 2001 primarily as a result of promotional costs relating to new products.

General and administrative expenses remained relatively constant, increasing from $1,544,105 (31.2% of net sales) to $1,565,674 (19.4% of net sales).

Interest expense decreased due to lower levels of outstanding debt, and a decrease in the prime rate. Other income decreased $264,072 between periods due to proceeds received from a casualty loss at the Montgomeryville facility in the prior year.

Research and development expenses and interest income remained relatively constant between periods.

Income from discontinued operations improved from $1,116,903 to $1,586,961 due to higher sales and cost containment efforts, as well as reduced legal expenses relating to the Dentsply litigation, which was settled in the quarter ended December 31, 2000.

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

As of March 31, 2001 net cash of ($474,045) and $61,042 was provided by/(used in) operating activities in the nine months ended March 31, 2001 and 2000, respectively. The increased use of cash between periods was primarily a result of higher levels of sales and production in fiscal 2001 versus 2000, which resulted in increased levels of accounts receivable and inventories at March 31, 2001.

Expenditures for property, plant and equipment totaled $33,056 for the nine months ended March 31, 2001 and $115,675 for the nine months ended March 31, 2000.

For the nine months ended March 31, 2001 and 2000, the Company made payments on long-term debt and capital lease obligations of $605,940 and $615,485, respectively.

The Company has a line of credit with a bank under which it may borrow up to $3,000,000 through June 30, 2001. There were $1,950,000 of borrowings outstanding on the line of credit at March 31, 2001. Borrowings under the line bear interest at the bank's prime rate (8.5% at March 31, 2001) and are secured by all assets of the Company. In addition, the Company had an additional convertible line of credit with the same bank under which it could borrow up to $500,000 to finance legal fees and related expenses. The lines of credit are subject to certain financial and non-financial covenants, which include, among others, a ratio of EBITDA to fixed charges, as defined, and a level of tangible net worth.

Upon the sale of the Dental Supplies business segment, the Company will be required to use a portion of the sale proceeds to pay off all outstanding balances. The Company is negotiating with the bank to renew its primary line of credit, and believes that it will be able to do so under similar borrowing terms.

The Company has announced an expected liquidating dividend relating to the Dental Supplies business segment sale in the minimum amount of $1.35 per share. This dividend is projected to amount to approximately $6,800,000., and is expected to be paid out within one week of the closing of the sale.

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

PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on January 31, 2001 at the Company's Montgomeryville headquarters at which time the election of directors was voted upon. The following six candidates received the highest number of votes and were, accordingly elected directors of the Company: Marvin E. Sternberg, President, Chief Executive Officer and Chairman of the Board; William Woodhead, Director, Secretary and Treasurer; Irvin Paul, Director; Marvin Cravetz, Director; Donald Gleklen, Director; Cathy Neifeld, Esquire, Director. Each of the aforementioned received 4,864,203 votes in favor of the nominee, 1,684 votes against the nominee and 123,848 votes abstaining.


ITEM 6.  Exhibits and Reports on Form 8-K


           (a) The following is a list of exhibits filed as part of the Form 10-QSB.

                None.


           (b) Reports on Form 8-K

               1. The Company filed a Form 8-K, Item 2. Acquisition or Disposal of Assets on January 22, 2001, describing the sale of its Dental Supplies business.

               2. The Company filed a Form 8-K, Item 5. Other Events on March
                  21, 2001, to restate the Company's financial statements as of June 30, 2000 and 1999 and for the three years in the period ended June 30, 2000 in order to present the Company's Dental Supplies business segment as a discontinued operation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MOYCO TECHNOLOGIES, INC.


Dated: May 11, 2001               BY: /s/ Marvin E. Sternberg
                                      ---------------------------
                                      Marvin E. Sternberg
                                      Chairman of the Board, President
                                      and Chief Executive Officer (Principal
                                      Executive Officer) and Director


Dated: May 11, 2001               BY: /s/ William G. Woodhead
                                      ---------------------------
                                      William G. Woodhead
                                      Secretary/Treasurer, Principal Financial
                                      Officer and Principal Accounting Officer
                                      and Director