Form 10KSB
period 2001-06-30
MOYCO TECHNOLOGIES INC
filed 2001-10-17
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

                          Commission File No. 000-04123

                            MOYCO TECHNOLOGIES, INC.
                  (Name of small business issuer in its charter

             Pennsylvania                              23-1697233
----------------------------------------   ------------------------------------
   (State or other jurisdiction of         (IRS Employer Identification Number)
    incorporation or organization)


          200 Commerce Drive
     Montgomeryville, Pennsylvania                      18936
----------------------------------------    -----------------------------------
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (215) 855-4300
       ------------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class         Name of each exchange on which registered
      -------------------------     -------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Registrant's revenues for the year ended June 30, 2001 were $9,902,780.

Aggregate market value of the voting stock held by non-affiliates of the registrant on October 1, 2001 computed by reference to the closing bid price of the registrant's Common Stock as reported by NASDAQ on that date ($1.15):
$1,903,188.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.005 per share (the "Common Stock"), as of October 1, 2001, was 5,040,621.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

Introductory Note

Moyco Technologies, Inc. and subsidiaries was incorporated in 1968 under the laws of the Commonwealth of Pennsylvania. As used herein, the term "Moyco" or the "Company," includes Moyco Technologies, Inc. and subsidiaries unless the context otherwise indicates. The Company is engaged in the manufacture of commercial abrasive materials and up until May 25, 2001 was also engaged in the manufacturing, marketing and distributing of professional dental supplies. The sale and exit from the dental supplies business is discussed later in "Recent Developments".

The statements contained in this Form 10-KSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Additionally, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. When used in this Form 10-KSB, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance and are, generally, but not exclusively, identified by the use of such terms as "may," "will," "should," "expect," "anticipate," "intend," "plan," "project," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. However, these forward-looking statements are subject to many uncertainties and risks, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such statements. Additionally, the Company does not undertake any obligation to update any forward-looking statements.

The risk factors identified in the cautionary statements within this report could cause actual results to differ materially from those suggested in these forward-looking statements. Also, the Company may, from time to time, set forth additional risk factors on Forms 10-QSB and 8-K. However, the risk factors listed below or in future reports of the Company are not exhaustive. New risk factors emerge from time to time, and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all of such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The cautionary statements below are being made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company intends that all forward-looking statements made, in whatever form, be considered subject to the Act.

See "Item 1. Description of Business - Special Considerations and Risk Factors" for a discussion of certain risks.

                                     PART I

ITEM 1. BUSINESS.

The Company

Moyco Technologies, Inc. and subsidiaries was incorporated in 1968 under the laws of the Commonwealth of Pennsylvania. As used herein, the term "Moyco" or the "Company," includes Moyco Technologies, Inc. and subsidiaries unless the context otherwise indicates. The Company, through its wholly owned subsidiary, Moyco Precision Abrasives, Inc., manufactures, markets, and distributes extremely uniform and fine abrasive films, commercial coated abrasives, slurries, polishing agents and related products. Moyco also provides technical assistance to its customers to optimize various polishing processes for the purpose of improving production yields and finished product performance. Moyco polishing materials are used by customers in various industries for a wide range of applications including, but not limited to, fiber-optics, semiconductor, metallurgical, lapidary, automotive parts, nail files, surgical and hobby. Until May 25, 2001, the Company was also engaged in the manufacturing, marketing and distributing of dental supplies. See "Recent Development - Sale of Dental Supplies Business"

Recent Developments
-------------------

Sale of Dental Supplies Business and Use of Proceeds

Up until May 25, 2001, the Company was engaged in the manufacturing, marketing and distributing of dental supplies such as waxes, abrasives, medicaments, dental mirrors, endodontic (root canal) instruments, materials and equipment, sundry dental items, hand instruments, sterilization items, as well as the repacking and distributing of other dental products for sale to the professional dental market. On January 10, 2001, the Company entered into an Asset Purchase Agreement to sell its dental supplies business segment to Miltex Instrument Company, Inc. ("Miltex"), an affiliate of American Securities Capital Partners, LLP. The Company determined that the sale was in the best interests of the Company and its shareholders based on the belief that:

     o The Company does not have the financial resources required to effectively compete in the rapidly consolidating dental supply market.

     o The transaction should result in the enhancement of shareholder value related to Moyco's precision abrasive business segment, which has experienced significant top-line revenue growth during the last several years.

     o The sale will allow The Company's Board of Directors and management to focus exclusively on the precision abrasives business segment, which should result in a better definition for the Company in the investment and financial community.

The sale was completed on May 25, 2001 in accordance with the terms of the Asset Purchase Agreement. The proceeds from the sale amounted to $16,946,563 of which the Company received $15,946,563 of cash at closing with $1,000,000 placed in escrow to secure the Company's obligations under the terms of the Asset Purchase Agreement. The Company and Miltex were in the process of negotiating the final amounts due to Moyco from the escrow account. It is anticipated that the Company will receive funds from the escrow in October, 2001. As a result of the sale, the Company recognized a gain on the sale in the amount of $4,204,326 net of income taxes. The operating results of the dental supplies business segment have been reported as discontinued operations for all periods presented.

Proceeds from the sale were or will be used to pay the costs associated with the sale, income taxes incurred as a result of the sale, repayment of a portion of the Company's debt, payment of a special distribution to shareholders, final payment of amounts due under the Company's settlement regarding the investigation into its foot powder product, with the remainder used to provide liquidity to finance the Company's future capital expenditures and operations. Specifically, during the fourth quarter ended June 30, 2001 the Company used portions of the sale proceeds for the following:

     o Paid off the Company's long-term debt excluding mortgages on the Company's remaining property in the amount of $4,374,992 on May 25, 2001 in accordance with the terms of the Asset Purchase Agreement.

     o Payment of a special distribution to shareholders of $1.45 per share, or an aggregate payment of $7,308,900.

     o Paid off the Company's remaining foot powder settlement obligation in the amount of $210,071.

Fiber-Optic Industry Downturn

Due to the events of September 11, 2001 and the continued pressures on economic outlook, as well as a downturn in the fiber-optic consumables market, the Company expects revenues from its proprietary fiber-optic polishing films to be significantly reduced during this fiscal year. The top two customers along with additional important accounts of Moyco are in the process of reducing inventories and staffing to combat the economic problems currently facing the fiber-optic industry as a whole. This short-term situation will directly negatively affect Moyco revenues and profits. During the fiscal year ended June 30, 2001, sales of fiber-optic polishing films totaled approximately $6.5 million or 65% of total revenues generated by the Company. While Moyco has been diligently working with its customer base on new advanced products which should secure improved long-term results once the industry returns to a growth trend, the short-term (one-year) outlook remains negative. Moyco is also aggressively pursuing opportunities in markets outside of its core fiber-optic business including, but not limited to, roll finishing, automotive part, and metallurgical polishing. Ultimately, when fiber-optic connectors are installed for home and office use, Moyco should benefit from the increased demand for polishing films related to fiber-optic components used for this application.

Cost Containment Measures

As the effects of the tragic events of September 11, 2001 are still reverberating through all industries, we are structuring the Company to be proactive in cost reduction while increasing our sales efforts. The Company has already taken cost containment steps by reducing staffing and non-essential expenses.

Outlook for the Company's Precision Abrasives Business

The Company is now focused exclusively on the precision abrasives business segment, which has targeted four applications and markets to generate additional revenues for its precision lapping films and slurries. In addition to the fiber-optic market, the Company's growth strategy is to target specific opportunities related to the finishing and polishing of ceramic rolls, automotive parts, and metallurgical samples. The Company will continue to invest in product development and quality assurance in order to serve the fiber-optic market and other targeted industries. Net sales increased during the fiscal year ended June 30, 2001 primarily resulting from the full rollout in fiscal 2000 of new proprietary abrasive films for fiber-optic polishing applications. These films were first introduced at the end of fiscal 1999. In addition, the Company secured several new customers for this product line.

Based on available industry information, fiber-optic technologies will be widely installed in both the home and workplace, resulting in increased demand for the Company's polishing films. As a result, the Company believes that the long-tem outlook for its business is positive, based on its expectation of an eventual return to historical growth rates in the fiber-optic consumables market.

Products - Marketing, Selling and Distribution - Manufacturing and Production
-----------------------------------------------------------------------------

Precision Abrasives Products

The Company is engaged in the manufacture of precision abrasive materials under the name "Flex-I-Grit" and the production of extremely fine sub-micron and nanometer abrasive films and slurries under the trademark "Ultralap". Moyco also manufactures slurries (wet abrasives) for various fine finishing procedures. The Company's abrasives are often manufactured to the specifications of customers for various unique fine polishing requirements.

Marketing, Selling and Distribution

The Company markets its precision abrasive products to the following markets: fiber-optics, semiconductor, metallurgical, lapidary, toy and hobby, imaging, automotive parts, finger nail, ceramic roll and other markets which require extremely fine polishing, lapping and finishing films and/or slurries.

The Company's objective is to offer specialty products at competitive prices, and to work closely with its customers in order to manufacture customer-specific polishing films which will optimize the customer's production processes and product yields.

During the year ended June 30, 2001 and 2000, two customers combined for 30.3% and 24.3%, respectively of the Company's total net sales.

Sales in the Precision Abrasives segment to overseas customers were 33.1% and 26.3% of total net sales for the years ended June 30, 2001 and 2000, respectively.

The Company's abrasives made for the toy and hobby industry ("Flexi-I-Grit") are sold by a master distributor and other repackers through the use of private label arrangements. "Ultralap" products produced for high-tech manufacturing industries are sold by in-house sales personnel, while also relying on some commissioned sales agents and independent brokers. Marketing of the Company's products is performed via maintenance of a website describing the Company's products, attendance at trade shows, and telephone calls to companies included in trade listings of high-tech manufacturers.

The Company's backlog of orders was $750,235 and $824,663 as of June 30, 2001 and as of June 30, 2000, respectively.

Historically, the Company's sales and working capital requirements do not vary significantly during the year.

Manufacturing and Production

Moyco's abrasive films are manufactured using the Company's proprietary process for more than twenty different applications and, therefore, are made in numerous varieties which take into account many factors such as (i) type of grit (i.e., aluminum oxide, diamond, cerium, etc.), (ii) grit size, (iii) grit consistency,
(iv) color, (v) type of backing or substrate, (vi) finished product delivery type (i.e., rolls, disks, sheets, strips, etc.) and (vii) customer requirements.

Sources and Availability of Supplies

The Company has experienced no significant problems in the purchase of raw materials. It is impossible to predict future shortages of raw materials or the impact such shortages would have on the Company's operating results or financial condition. One supplier provided 34.7% and 20.5% of total raw materials during the fiscal years ended June 30, 2001 and 2000. In the event that this vendor became unable or unwilling to fill the Company's requirements, the Company believes that another supplier could be obtained with little disruption, due to the large number of alternative vendors available.

Patents, Trademarks and Licenses

The Company's ability to compete effectively with other companies depends, in part, on its ability to protect and maintain the proprietary nature of its technology. The Company is reviewing the possibility of filing several new patent applications related to its abrasives technologies. The Company treats its design and technical data as confidential, and relies on nondisclosure safeguards, such as confidentiality agreements, laws protecting trade secrets and agreements to protect proprietary information. The Company also has registered the trademarks "Ultralap" and "Flex-I-Grit", which has assisted the Company in building brand identity and loyalty. All patents held in prior years were related to the Company's Dental Supplies business segment, which was divested during the current fiscal year. The Company holds no patents at this time.

Research and Development

The Company engages in research activities directed toward the development of new products relating to current product lines and the improvement of existing products. Spending for research and development totaled $73,755 and $37,438 for the years ended June 30, 2001 and 2000, respectively.

Competition

All of the lines of business in which the Company is presently engaged are highly competitive. There are only a small number of manufacturers capable of producing products similar to Moyco's, however these companies are larger and have greater financial resources and more sales representatives than the Company. The Company's significant competitors are: Minnesota Mining and Manufacturing Company (3M), Nippon Mining Company/Mipox, and St. Gobain.

Employees

As of June 30, 2001, the Company employed 88 persons, of whom 74 were involved in manufacturing, 5 engaged in marketing, sales and customer support, and 9 engaged in management and administration. None of the Company's employees is represented by a labor union or collective bargaining agreement. The Company has had no work stoppages and considers its relationship with its employees to be good. The Company believes that its future success will depend in part on its combined ability to attract, hire and retain qualified personnel. See "Special Considerations and Risk Factors --Dependence on Key Personnel."

Regulatory Matters

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company's products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The Company is subject to regulation under federal, state, and local laws and regulations governing pollution and protection of human health and the environment, including air emissions, water discharges, management and cleanup of solid and hazardous substances and wastes. The Company believes that its facilities and operations are in material compliance with all existing applicable laws and regulations. The Company cannot, at this time, estimate the impact of any future laws or regulations on its future operations or future capital expenditure requirements. The Company is not aware of any pending federal or state legislation that would have a material impact on the Company's financial position, results of operations or capital expenditure requirements.

The Company believes it produces no significant discharges of waste or pollutants into the environment, and there are no significant effects on the Company in complying with current Federal, state and local environmental laws and regulations.

Special Considerations and Risk Factors
---------------------------------------

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution stockholders and investors that the following important factors, among others discussed throughout this Report on Form 10-KSB, in some cases have affected and in some cases could affect our actual results of operations and cause such results to differ materially from those anticipated in forward looking statements made herein.

The Company may not succeed in its strategy to concentrate on only one line of business.

As described above under "Recent Developments", the Company sold its Dental Supplies business segment in order to be able to expend all of its efforts on the continuing precision abrasives business. It is possible that all of the expected benefits may not be realized, such as greater market share and better definition in the abrasives, high-tech, and financial markets. Concentration on only one line of business leaves the Company less diversified than before, and more prone to profitability swings due to changes in that one market. Due to the lower sales volume and reduction in net assets resulting from the sale of the Dental Supplies business segment, the Company may have reduced bargaining power with its vendors. The Company's ability to establish new means of credit from potential lenders may be also diminished somewhat.

Competitors with greater financial resources than Moyco may have a material adverse effect on Moyco's business.

The Company faces substantial competition from other manufacturers. Competitive pressure could result in price competition or the introduction of new products by the Company's competitors, which could have an adverse impact on the Company's revenues and results of operations. In addition, the Company is engaged in industries characterized by extensive research efforts. Advances in products and other discoveries or developments could render some of the Company's products obsolete. Some of the companies with which the Company competes or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities and significantly greater financial, technical and personnel resources than the Company and may be better positioned to continue to improve their technology in order to compete in evolving industries. Although the Company believes its products and customer service to be superior to its competitors, there can no assurance that the Company can maintain its competitive position in the marketplace.

The Company is dependent on proprietary technology.

The Company's success will depend, in part, on its ability to maintain protection for its products and manufacturing processes under United States and foreign laws, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's process and products are not patented and existing copyright laws offer only limited practical protection. There can be no assurance that any patent applications will result in issued patents, that any issued patents will afford adequate protection to the Company or not be challenged, invalidated, infringed or circumvented or that any rights thereunder will afford competitive advantages to the Company. Furthermore, there can be no assurance that others have not independently developed, or will not independently develop, similar products and technologies or otherwise duplicate any of the Company's products and technologies. All patents held in prior years were related to the Company's Dental Supplies business segment, which was divested during the current fiscal year. The Company holds no patents at this time.

The termination of Moyco's various line of credit agreements with its bank would have a material adverse impact on the Company's financial condition and its ability to generate and sustain its growth.

Historically, the Company's primary source of liquidity has been cash flow from operations together with the remaining proceeds from sale of the dental business segment. These funds, combined with borrowings from both banks and municipal authorities, have provided the liquidity to finance the Company's capital expenditures. The Company's line of credit has been extended through December 31, 2001, subject to further renewal. Termination of the Company's line of credit agreements could hamper Moyco's ability to fund future capital expenditures, sales and marketing, research and development, and increase inventories and receivables as necessary to satisfy future growth in sales.

Moyco may be unable to protect its proprietary technology.

Moyco's success depends to a significant extent on its ability to protect the proprietary and confidential aspects of its production process and products and the trade names and registered trademarks associated with them. The Company relies upon a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and various security measures to protect these proprietary rights. There can be no assurance that any legal protections afforded to Moyco or precautions we take will be adequate to prevent misappropriation of our technology or the trade names associated with them. Any infringement or misappropriation of Moyco's proprietary technologies or the related trade names could have the effect of allowing competitors to use its proprietary information to compete against Moyco. In addition, these limited protections do not prevent independent third-party development of functionally equivalent or superior technologies, products or services.

The loss of one or more of Moyco's large customers would have a detrimental affect on Moyco's financial condition.

During the year ended June 30, 2001 and 2000, two customers combined for 30.3% and 24.3%, respectively of the Company's total net sales. The Company expects sales to these customers to remain the same in relation to overall sales for the foreseeable future. The loss of these customers could have a material adverse effect on the Company's business, results of operations and financial condition.

Moyco's Chairman and CEO is also the controlling shareholder and may influence the outcome of matters requiring shareholder approval.

Marvin E. Sternberg, the CEO and Chairman of Moyco is also Moyco's largest and controlling shareholder. As of October 12, 2001, Mr. Sternberg owned, either directly or indirectly, 2,954,741 shares (including options) or 58.7% of Moyco common stock. Accordingly, Mr. Sternberg through his ownership interest in Moyco could influence the outcome of any matter requiring shareholder approval of Moyco, if these matters were deemed by the shareholders of Moyco to be in their best interests. See "Item 12 -- Certain Relationships and Related Transactions."

The Company is dependent on key personnel.

The Company is and will be dependent on its key management personnel: Marvin E. Sternberg, the CEO and Chairman, Joseph S. Sternberg, son of the CEO and Vice President and General Counsel, and Mark E. Sternberg, son of the CEO and Administrative Vice President. In addition to members of the Sternberg family, there are approximately five other employees that the Company considers key to its ability to meet its long-tem objectives. There can be no assurance that such individuals will be able to successfully implement the Company's strategies or that such individuals will remain with the Company. The loss of one or more of these individuals could have a material adverse effect on the business and operations of the Company. In addition, the Company will need to attract and retain other qualified individuals to satisfy its personnel needs. There can be no assurance that the Company will be successful in retaining its key management personnel or in attracting and retaining new employees.

The Company normally does not pay cash dividends and does not intend to pay cash dividends in the future.

The Company has not paid a cash dividend on its common stock with the exception of the special distribution upon the sale of its Dental Supplies business segment. The Company currently intends to retain all earnings to finance the expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends on its common stock or preferred stock will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, operating results, capital requirements and other such factors as the Board of Directors deems relevant.

ITEM 2. PROPERTIES.

The Company owns a building in Montgomeryville, Pennsylvania, which is a one-story, cinder block building containing approximately 40,125 square feet, of which 14,250 square feet are used for manufacturing; 19,875 square feet for warehousing and 6,000 square feet for offices. This facility is primarily used for the manufacture of precision abrasives and the Company's sales, administration and management offices. There are mortgages on the Company's facility. The Company believes its existing facilities are suitable to conduct its present business with no plans for expansion or improvement. The Company believes that the property is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

Other than the litigation filed against the Company by Dentsply (which is described below), the Company was not involved in any material legal proceedings, other than ordinary litigation incidental to the business and, specifically, was not involved in any material environmental litigation or governmental proceedings.

Dentsply Litigation

On April 22, 1998, the Company was served with a complaint in the United States Court for the Middle District of Pennsylvania by Dentsply, Inc. ("Dentsply") claiming infringement of a Dentsply patent by the Company's manufacturing process to fabricate nickel titanium endodontic (root canal) instruments. By amendment, a claim for infringement of a second related patent was later added. The Company retained counsel to vigorously defend against the Dentsply complaint, which management believed to be without basis. The Company asserted defenses which management believed meritorious. In addition, the Company filed counterclaims alleging, among other things, that Dentsply was infringing three Company patents, violating the Sherman Antitrust Act and the Lanham Act, and interfering with the Company's business relationships.

During the current fiscal year, the two parties reached a settlement of their respective claims and entered into two license agreements. Dentsply licensed from Moyco three United States and related foreign patents covering inventions related to endodontic instrument tips. Moyco licensed from Dentsply four United States patents covering various inventions related to nickel titanium endodontic instruments. The parties have agreed to release each other from all claims pending in the U.S. District Court for the Middle District of Pennsylvania. Royalties earned and/or paid under those agreements are based on sales of licensed products beginning January 1, 2001. All of the Company's rights and obligations under the royalty agreements were transferred to the Dental Supplies business segment's buyer. The Company does remain subject to certain covenants under the settlement with Dentsply, but these covenants are expected to have no material impact on the Company's operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A special meeting of shareholders was held on May 25, 2001 at the Company's Montgomeryville headquarters to consider and act upon a proposal to approve a Plan of Asset Transfer and Partial Liquidation authorizing the sale of Moyco's dental supplies business segment on such terms and conditions as are set forth in an Asset Purchase Agreement, dated as of January 10, 2001, between Moyco and certain of its subsidiaries, as the sellers, and Miltex Instrument Company, Inc., a New York corporation. The proposal was voted on and approved by the shareholders of the Company. Of the shares entitled to vote and actually voting at the meeting, 99 percent were voted in the affirmative, representing approximately 80 percent of Moyco's outstanding shares, as follows:


  Number of Votes Cast    Number of Votes Withheld      Number of Votes Cast
   For Proposed Sale         From Proposed Sale         Against Proposed Sale
      4,027,378                  1,004,512                     8,731

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Since October 20, 1998, Moyco's Common stock has been traded on the NASDAQ SmallCap Market under the symbol "MOYC". Between January 26, 1996, and October 19, 1998, the Company's Common stock was traded on the NASDAQ National Market, and prior to that time was traded in the over-the-counter market between dealers in securities.

The following table sets forth the high and low sales prices per share (adjusted to give retroactive effect to the respective 10% stock dividends issued on September 30, 1998 and November 24, 1999) for each quarter during fiscal years 2001 and 2000 based on NASDAQ SmallCap and National Market Composite Transactions.

                                                       High          Low

First quarter ended September 30, 2000                 $3.13        $1.63
Second quarter ended December 31, 2000                  2.94         1.31
Third quarter ended March 31, 2001                      3.13         1.81
Fourth quarter ended June 30, 2001                      2.99         1.03

First quarter ended September 30, 1999                 $1.78        $1.13
Second quarter ended December 31, 1999                  1.75         0.88
Third quarter ended March 31, 2000                      8.00         1.00
Fourth quarter ended June 30, 2000                      4.06         1.50

The number of shareholders of record at September 30, 2001 was 702, which excludes shareholders whose shares are held in nominee or "street" name by brokers.

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

On April 6, 2001, the Company declared a special distribution to shareholders payable on June 1, 2001 in the amount of $1.45 per share, or $7,308,900 in aggregate.

The Company's anticipated capital requirements are such that it does not expect to pay cash dividends but rather intends to retain earnings in order to finance the development of its business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor for Forward-Looking Statements

     From time to time, the Company may publish statements, which are not historical fact, but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides safe harbor for forward-looking statements.

     These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as, "may," "will," "should," "expect," "anticipate," "intend," "plan," "project," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to (i) competition within the Company's industries; (ii) changes in the economics of dentistry, including consolidation, reduced growth in expenditures by private dental insurance plans, and the effects of healthcare reform, which may affect future per capita expenditures for dental services and the ability of dentists to invest in or obtain reimbursement for the use of dental products; (iii) the effect of economic conditions; (iv) supply risks, including shortages and increases in the costs of key raw materials; (v) dependence on the services of the Company's executive officers, and other key operations and technical personnel; (vi) legal proceedings; and (vii) the sale of the dental supplies business segment as described below.

See Item 1. "Description of Business - Special Considerations and Risk Factors".

Overview

     Up until May 25, 2001, the Company was engaged in the manufacturing, marketing and distributing of dental supplies such as waxes, abrasives, medicaments, dental mirrors, endodontic (root canal) instruments, materials and equipment, sundry dental items, hand instruments, sterilization items, as well as the repacking and distributing of other dental products for sale to the professional dental market. On January 10, 2001, the Company entered into an Asset Purchase Agreement to sell its dental supplies business segment to Miltex Instrument Company, Inc. ("Miltex"), an affiliate of American Securities Capital Partners, LLP. The Company determined that the sale was in the best interests of the Company and its shareholders based on the belief that:

     o The Company does not have the financial resources required to effectively compete in the rapidly consolidating dental supply market.

     o The transaction should result in the enhancement of shareholder value related to Moyco's precision abrasive business segment, which has experienced significant top-line revenue growth during the last several years.

     o The sale will allow The Company's Board of Directors and management to focus exclusively on the precision abrasives business segment, which should result in a better definition for the Company in the investment and financial community.

     The sale was completed on May 25, 2001 in accordance with the terms of the Asset Purchase Agreement. The proceeds from the sale amounted to $16,946,563 of which the Company received $15,946,563 of cash at closing with $1,000,000 placed in escrow to secure the Company's obligations under the terms of the Asset Purchase Agreement. The Company and Miltex are in the process of negotiating the final amounts due to Moyco from the escrow account. It is anticipated that the Company will receive funds from the escrow in October, 2001.

The Company's consolidated financial statements reflect the results of operations of the dental supplies business segment as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 for all periods presented. Borrowings and interest expense that were incurred solely for the dental supplies business have been accounted for within discontinued operations. Mixed-purpose and precision abrasives business borrowings and interest expense have been accounted for within continuing operations.

     As a result of the sale, the Company recognized in the fourth quarter of 2001 a $4,204,326 gain, net of $2,496,978 of income taxes and net of associated costs which included legal, accounting, and consulting services, as well as severance agreements.

     Proceeds from the sale were or will be used to pay the costs associated with the sale, income taxes incurred as a result of the sale, repayment of a portion of the Company's debt, payment of a special distribution to shareholders, final payment of amounts due under the foot powder settlement with the remainder used to provide liquidity to finance the Company's capital expenditures and operations. Specifically, during the fourth quarter ended June 30, 2001 the Company used portions of the sale proceeds for the following:

     o Paid off the Company's long-term debt excluding mortgages on the Company's property in the amount of $4,374,992 on May 25, 2001 in accordance with the terms of the Asset Purchase Agreement.

     o Payment of a cash special distribution to the shareholders of record on May 1, 2001 of $1.45 per share, or an aggregate payment of $7,308,900.

     o Paid off the Company's remaining foot powder settlement obligation in the amount of. $210,071.

     o Payment of estimated income taxes incurred primarily as a result of the sale of the dental supplies business in the amount of $2,000,000.

     The Company is now focused exclusively on the precision abrasives business segment, which has targeted four applications and markets to generate additional revenues for its precision lapping films and slurries. The growth strategy is to target specific opportunities related to the finishing and polishing of computer heads, ceramic rolls and automotive parts. As a result of continued growth of fiber-optic technologies for the home and workplace, sales of fiber-optic polishing films are expected to exceed current levels in the future. The Company will continue to invest in product development in order to serve this growing market. Net sales increased during the fiscal year ended June 30, 2001 as compared to the prior year resulted from the full rollout in fiscal 2001 of new proprietary abrasive films for fiber-optic polishing applications. These films were first introduced in the prior fiscal year. In addition, the Company secured several new customers for this product line.

Results of Operations

Summary Of Results From Continuing Operations

                                              For the Year Ended June 30
                                              ---------------------------
                                              2001                   2000
                                              ----                   ----

     Net sales                             $9,902,780             $6,650,597

     Gross profit                           4,003,146              1,879,434

     Income (Loss) from continuing
     operations before income taxes           616,300               (890,429)

     Sales of the Company's precision abrasives increased from $6.7 million in fiscal 2000 to $9.9 million in fiscal 2001. This growth is primarily the result of the growth of the fiber-optic consumables market and the Company's success in securing new customers.

     The Company recorded income from continuing operations of $210,247 for fiscal 2001. This improvement from the loss of $554,461 in the prior period is attributable to increased demand for fiber-optic polishing films, as offset by the additional costs incurred in the introduction of a new sales, marketing and growth strategy for this product line. The improvement in gross profit margins is largely attributable to reductions in material costs due to successful negotiations with suppliers, as well as the economies of scale attained from the higher volumes of product produced.

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

     Net sales in fiscal 2001 totaled $9,902,780 an increase of $3,252,183 (48.9%) from fiscal 2000. The growth is primarily the result of the growth of the fiber-optic consumables market. These products were first introduced in fiscal 1999. In addition, the Company increased productivity at the Company's Montgomeryville location, enabling it to produce greater quantities of product than previously possible.

     During the year ended June 30, 2001 and 2000, two customers combined for 31.0% and 24.3%, respectively of the Company's total net sales. Sales in the Precision Abrasives segment to overseas customers were 33.1% and 26.3% of total net sales for the years ended June 30, 2001 and 2000, respectively.

     The Company's backlog of orders was $750,235 and $824,663 as of June 30, 2001 and as of June 30, 2000, respectively.

     Gross profit increased by a total of $2,123,712 from $1,879,434 (21.4% of net sales) in fiscal 2000 to $4,003,146 (40.4% of net sales) in fiscal 2001. The improvement in gross profit dollars is attributable to the increased volume of sales and improved margins. The improvement in gross profit percentage is attributable to reductions in material costs as a result of successful negotiations with suppliers, as well as the economies of scale attained from the higher volumes of product produced and concentration of products with higher margins.

     Sales and marketing expenses increased from $641,389 (9.6% of net sales) in fiscal 2000 to $960,371 (9.6% of net sales) in fiscal 2001 primarily as a result of higher sales commissions and promotional costs relating to new products.

     Research and development expenses remained relatively constant between periods.

     General and administrative expenses increased from $2,091,036 (31.4% of net sales) to $2,352,720 (23.8% of net sales) due to software implementation costs of approximately $150,000 and continuing efforts into possible strategic alliances or acquisitions, which approximated $50,000.

     Interest expense increased from $212,760 to $275,320 due to a new machinery capital lease, and due to the note payable to officer being outstanding for a greater portion of the current year.

     Other income decreased due to the receipt of proceeds from insurance reimbursement on equipment damage in fiscal 2000. In April 1999, certain coating equipment, utilized in the manufacture of abrasive materials was damaged at the Company's Montgomeryville facility. As a result, the Company received proceeds under its insurance coverage of $200,000 during the three months ended June 30, 1999, $135,000 during the three months ended September 30, 1999, and $180,000 during the three months ended March 31, 2000, which was used to replace a portion of the damaged equipment and resolve a business interruption claim.

     Income from discontinued operations, exclusive of the gain described previously consisting of the Company's dental supplies business segment, improved from $1,311,869 to $1,456,501. Sales increased over the prior year by $27,498 despite only 11 months of activity in the current year due to the May 2001 sale of the division. This increase is attributable to the addition of a significant customer at the end of the prior fiscal year and the plant expansion performed in order to service this customer. Margins remained consistent with those of the prior year, while selling, general and administrative expenses declined due to cost containment efforts and the settlement of the Dentsply litigation early in the current fiscal year.

Liquidity and Capital Resources

     Historically, the Company's primary source of liquidity has been cash flow from operations, together with the net proceeds from the sale of the dental business segment. These funds, combined with borrowings under long-term debt obligations with both banks and municipal authorities, have provided the liquidity to finance the Company's capital expenditures and continued operations. Substantially all of the Company's assets are pledged as collateral for its debt obligations.

     On January 10, 2001, the Company entered into an agreement to sell its dental supplies business segment to Miltex Instrument Company, Inc., an affiliate of American Securities Capital Partners, LLP., for $16,946,563 of which the Company received $15,946,563 of cash at closing and the remaining $1,000,000 was placed in escrow to secure the Company's obligations under the terms of the Asset Purchase Agreement. Management's used the net proceeds to retire outstanding borrowings, pay a special distribution to shareholders and for working capital. The Company and Miltex are in the process of negotiating the final amounts due to Moyco from the escrow account. It is anticipated that the Company will receive funds from escrow in October, 2001.

     Cash provided by investing activities during the year ended June 30, 2001 consisted of the net proceeds from the sale of the dental supplies business segment of $9,830,941. Cash used in financing activities during fiscal 2001 included a special shareholder distribution of $7,308,900 and the repayment of debt obligations of 3,153,784.

     Working capital at June 30, 2001 totaled $3,496,645. The Company's current ratio at June 30, 2001 was 1.83:1.

     Expenditures for property, plant and equipment totaled $130,119 in fiscal 2001.

     The Company has a commitment for a $2,000,000 line of credit with a bank, which will expire on December 31, 2001, subject to renewal. Management believes it will be able to renew the line of credit under similar terms and conditions. The line of credit bears interest at the prime rate and is secured by substantially all of the Company's assets. During fiscal 2001, the Company paid off all outstanding obligations under this arrangement, leaving the full amount of the line of credit available to the Company at June 30, 2001. Termination of the Company's line of credit agreements could hamper Moyco's ability to fund future capital expenditures, sales and marketing, research and development, and increase inventories and receivables necessary to satisfy future growth in sales.

     The Company expects to spend approximately $1,000,000 in fiscal 2002 on capital expenditures, primarily for manufacturing equipment. The Company plans to fund the majority of these costs through capital leases, with the remainder being paid with cash generated from operations.

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

     The Company has not paid a cash dividend on its common stock with the exception of the special distribution. The Company currently intends to retain all earnings to finance the expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends on its common stock or preferred stock will be at the discretion of the board of directors and will be dependent upon the Company's financial condition, operating results, capital requirements and other such factors as the board of directors deems relevant.

     The Company believes that inflation has not, and will not, have a material impact on the Company's financial condition and results of operations.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by SFAS 137, was adopted for the Company's 2001 fiscal year. The adoption of SFAS 133 did not have any effect on the Company's financial statements.

     In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. Currently, the Company has no recorded goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations in any future acquisitions.

     The Company adopted Emerging Issue Task Force (EITF) 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." The impact of adopting this policy had an immaterial effect on the Company's net sales.

     During fiscal year 2001, the Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Shipping and handling costs charged to customers are included in the Company's net sales.

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

     Based solely on review of the copies of such forms furnished to the Company during and with respect to the year ended June 30, 2001, the Company believes that during the year then ended all Section 16(a) filings applicable to these Reporting Persons were timely filed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Moyco Technologies, Inc. and subsidiaries
Montgomeryville, PA

We have audited the accompanying consolidated balance sheet of Moyco Technologies, Inc. and subsidiaries as of June 30, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moyco Technologies, Inc. and subsidiaries at June 30, 2001, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

                                            /s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
October 3, 2001

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2001



                                ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                       $ 2,783,714
    Accounts receivable, net of reserves of $282,157                  1,195,852
    Amounts held in escrow                                            1,000,000
    Inventories                                                       2,675,832
    Deferred income taxes                                                23,821
    Prepaid expenses and other current assets                            14,360
                                                                    -----------

                Total current assets                                  7,693,579
                                                                    -----------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                 65,000
    Buildings and improvements                                        2,146,055
    Machinery and equipment                                           2,711,574
    Furniture and fixtures                                              379,850
    Automotive equipment                                                 91,119
                                                                    -----------

                                                                      5,393,598
    Less- Accumulated depreciation and amortization                  (3,394,183)
                                                                    -----------

                Net property, plant and equipment                     1,999,415
                                                                    -----------

DEFERRED INCOME TAXES                                                    87,457
                                                                    -----------


OTHER ASSETS                                                             61,638
                                                                    -----------

                                                                    $ 9,842,089
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2001
                                   (Continued)



                      LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
    Current portion of capital lease obligations                         84,882
    Current portion of long-term debt                                    51,050
    Accounts payable                                                  1,058,845
    Income taxes payable                                              2,167,975
    Accrued expenses                                                    124,383
    Accrued expense associated with discontinued operations             709,799
                                                                    -----------

                Total current liabilities                             4,196,934
                                                                    -----------

CAPITAL LEASE OBLIGATIONS                                               246,205
                                                                    -----------

LONG-TERM DEBT                                                          559,049
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.005 par value, 2,500,000
       shares authorized, none issued and outstanding                      --
    Common stock, $.005 par value, 15,000,000
       shares authorized, 5,767,582 shares
       issued                                                            28,833
    Retained earnings                                                 4,961,516
    Less - Treasury stock of 726,960 shares,
       at cost                                                         (150,448)
                                                                    -----------

                Total shareholders' equity                            4,839,901
                                                                    -----------

                                                                    $ 9,842,089
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                            For the Year Ended June 30
                                                                                             2001                2000
                                                                                             ----                ----
NET SALES                                                                                 $ 9,902,780         $ 6,650,597

COST OF GOODS SOLD                                                                          5,899,634           4,771,163
                                                                                          -----------         -----------

     Gross profit                                                                           4,003,146           1,879,434

OPERATING EXPENSES:
     Sales and marketing                                                                      960,371             641,389
     Research and development                                                                  73,755              37,438
     General and administrative                                                             2,352,720           2,091,036
                                                                                          -----------         -----------

     Total operating expenses                                                               3,386,846           2,769,863
                                                                                          -----------         -----------

     Income (Loss) from operations                                                            616,300            (890,429)

INTEREST (EXPENSE), net                                                                      (275,320)           (212,760)

OTHER INCOME, net                                                                              56,355             270,516
                                                                                          -----------         -----------

     Income (Loss) from continuing operations before income taxes                             397,335            (832,673)

PROVISION (BENEFIT) FOR INCOME TAXES                                                          187,088            (278,212)
                                                                                          -----------         -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                                      210,247            (554,461)

DISCONTINUED OPERATIONS:

     INCOME FROM OPERATIONS OF DISCONTINUED DENTAL SUPPLIES BUSINESS SEGMENT
     (LESS APPLICABLE INCOME TAXES OF $730,439 and $862,028)                                1,456,501           1,311,869
     GAIN ON SALE OF DENTAL SUPPLIES BUSINESS SEGMENT (LESS APPLICABLE INCOME
     TAXES OF $2,496,978)                                                                   4,204,326                --
                                                                                          -----------         -----------

NET INCOME                                                                                $ 5,871,074         $   757,408
                                                                                          ===========         ===========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
         Continuing operations                                                            $      0.04         $     (0.11)
         Discontinued operations                                                                 0.29                0.26
         Gain on sale of discontinued Dental Supplies business segment                            .83                0.00
                                                                                          -----------         -----------
                                                                                          $      1.16         $      0.15
                                                                                          ===========         ===========

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE                                          5,037,349           5,034,392
                                                                                          ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             Common Stock         Additional                     Treasury Stock
                                             ------------         ----------                     --------------
                                                                    Paid-in       Retained
                                         Shares        Amount       Capital       Earnings      Shares      Amount        Total
                                         ------        ------       -------       --------      ------      ------        -----
BALANCE, JUNE 30, 1999                  5,206,652   $    26,028   $ 5,103,443    $   448,095    660,873   $(150,448)   $ 5,427,118
Exercise of common stock options            5,250            26         4,474           --         --          --            4,500
Issuance of common stock for services      30,000           150        78,600           --         --          --           78,750
10% common stock dividend                 520,555         2,603       677,668       (680,266)    66,087        --             --
Net income                                   --            --            --          757,408       --          --          757,408
                                        ---------   -----------   -----------    -----------    -------   ---------    -----------

BALANCE, JUNE 30, 2000                  5,762,457        28,807     5,864,185        525,237    726,960    (150,448)     6,267,781

Exercise of common stock options            5,125            26         9,919           --         --          --            9,945
Dividend                                     --            --      (5,874,104)    (1,434,796)      --          --       (7,308,900)
Net income                                   --            --            --        5,871,074       --          --        5,871,074
                                        ---------   -----------   -----------    -----------    -------   ---------    -----------

BALANCE, JUNE 30, 2001                  5,767,582   $    28,833   $      --      $ 4,961,516    726,960   $(150,448)   $ 4,839,901
                                        =========   ===========   ===========    ===========    =======   =========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Year Ended June 30
                                                                                  2001                      2000
                                                                             ------------              ------------
OPERATING ACTIVITIES:
   Net income                                                                $  5,871,074              $    757,408
   Adjustments to reconcile net income to net cash
      used in operating activities-
        Income from discontinued operations                                    (1,456,501)
        Gain on sale of Dental Supplies business segment                       (4,204,326)
        Provision for accounts receivable reserves                                155,362                    79,079
        Depreciation and amortization                                             297,092                   719,823
        Issuance of common stock for services                                        --                      78,750
        Deferred income taxes                                                      28,568                    32,258
     (Increase) decrease in-
        Accounts receivable                                                       (98,970)                   81,655
        Note receivable                                                              --                    (477,471)
        Other receivables                                                        (950,132)                  160,579
        Net, Income tax payable                                                 2,603,958                   201,938
        Inventories                                                            (1,187,136)                 (402,951)
        Prepaid taxes and expenses                                                 (3,287)                  (28,692)
        Other assets                                                               26,112                   208,688
     Increase (decrease) in-
        Accounts payable                                                          190,315                  (607,606)
        Other Long Term Liabilities                                              (175,714)
        Other accrued expenses                                                    464,162                   (70,460)
                                                                             ------------              ------------

                      Net cash provided by operating activities                 1,560,577                   732,998
                                                                             ------------              ------------

INVESTING ACTIVITIES:
   Purchases of and deposits on property, plant and equipment                     (80,119)                 (213,012)
   Purchases of marketable securities                                                --                     (96,623)
   Maturities of marketable securities                                             96,623                      --
   Proceeds from sale of Dental Supplies business segment, net                  9,830,941                      --
                                                                             ------------              ------------
                      Net cash provided by investment activities                9,847,445                  (309,635)
                                                                             ------------              ------------

FINANCING ACTIVITIES:
   Net borrowings under lines of credit                                        (1,250,000)                  550,000
   Proceeds from long-term debt                                                      --                     257,000
   Payments on capital lease obligations                                          (85,280)                 (106,114)
   Dividends paid                                                              (7,308,900)
   Payments of long-term debt                                                  (1,828,098)                 (649,703)
   Proceeds from exercise of stock options                                          9,594                     4,500
   Purchase of Common Stock for treasury                                             --                        --
                                                                             ------------              ------------

                      Net cash (used in) provided by financing activities     (10,462,684)                   55,683
                                                                             ------------              ------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                        945,338                   479,046

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  1,838,376                 1,752,468
                                                                             ------------              ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  2,783,714              $  2,231,514
                                                                             ============              ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                             $    348,384              $    530,986

   Income taxes paid                                                         $  1,219,448              $    430,383

   Capital Leases                                                            $    195,012                      --


                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

 1. THE COMPANY:

     Moyco Technologies, Inc. and subsidiaries (the "Company") is involved in the manufacture of commercial coated abrasives, precision submicron coated abrasives, slurries (wet abrasives) and polishing agents. These products are used for various applications and industries, including but not limited to, fiber-optics, semiconductor, metallurgical, lapidary, automotive parts, nail files, surgical and hobby, and other high-tech manufacturing procedures which require extremely fine abrasive films and/or slurries to achieve consistently uniform polishing results. Sales are primarily in the United States with additional sales in Canada, Mexico, Europe and Asia. After the sale of the dental supplies business as discussed in note 2, the Company now operates in one business segment.

 2. DISCONTINUED OPERATIONS:

     On January 10, 2001, the Company entered into an Asset Purchase Agreement to sell its Dental Supplies business segment to Miltex Instrument Company, Inc. ("Miltex"), an affiliate of American Securities Capital Partners, LLP. On May 25, 2001, the Company completed the sale of its dental supplies business segment to Miltex in accordance with the terms of the Asset Purchase Agreement. The proceeds from the sale amounted to $16,946,563 of which the Company received $15,946,563 of cash at closing and the remaining $1,000,000 was placed in escrow pending any issues pursuant to the Asset Purchase Agreement. The Company and Miltex are in the process of negotiating final adjustments pursuant to the asset purchase agreement. It is anticipated that the Company will receive funds from the escrow in October, 2001.

     The accompanying consolidated financial statements reflect the results of operations of the dental supplies business segment as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 for all periods presented. Borrowings and interest expense that were incurred solely for the dental supplies business have been accounted for within discontinued operations. Mixed-purpose and precision abrasives business borrowings and interest expense have been accounted for within continuing operations.

     Summary results of operations for the discontinued Dental Supplies business segment are as follows:

                                                Year Ended June 30
                                               2001             2000
                                               ----             ----
    Net Sales                              $ 11,053,414     $ 11,025,916
    Cost of Goods Sold                        6,053,077        5,783,932
                                           ------------     ------------

    Gross Profit                              5,000,337        5,241,984

    Operating Expenses:
         Sales and Marketing                  1,206,260        1,362,650
         Research and Development                19,446            6,404
         General and Administrative           1,333,070        1,452,927
                                           ------------     ------------
                                              2,558,776        2,821,981
                                           ------------     ------------
    Income From Operations                    2,441,561        2,420,003

    Interest (Expense), net                    (321,062)        (244,807)

    Other Income (Expense), net                  66,441           (1,299)
                                           ------------     ------------

         Income before Income Taxes           2,186,940        2,173,897

    Income Taxes                                730,439          862,028
                                           ------------     ------------

    Income from Discontinued Operations    $  1,456,501     $  1,311,869
                                           ============     ============

     As a result of the sale, the Company recognized in the fourth quarter of 2001 a $4,204,326 gain, net of income taxes of $2,496,978.

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

Statements of Cash Flows

     For the purpose of determining cash flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of certificates of deposit and investments in money market accounts. Interest income earned on the investment of cash was $59,991 and $88,507 for the years ended June 30, 2001 and 2000, respectively. The Company incurred $195,012 and $149,000 of capital lease obligations during the years ended June 30, 2001 and 2000, respectively.

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

          Buildings and improvements               10-25 years
          Machinery and equipment                   5-10 years
          Furniture and fixtures                    5-10 years
          Automotive equipment                      3 years

     Depreciation and amortization expense related to property, plant and equipment including depreciation and amortization expense on equipment under capital leases (see Note 9) was $297,092, and $671,135 for the years ended June 30, 2001 and 2000, respectively.

Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. As of June 30, 2001, management has evaluated the Company's asset base under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

Fair Value of Financial Instruments

     For certain of the Company's financial instruments, including escrow amounts, accounts receivable, accounts payable and accrued expenses, management believes that the carrying amounts approximate fair value because of the current nature of these instruments. The carrying amounts reported for long term debt approximate fair value because the interest rates on these instruments approximate rates for loans with similar terms.

Revenue Recognition

     The Company recognizes revenue upon the shipment of its products.

     The Company adopted Emerging Issue Task Force (EITF) 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." The impact of adopting this policy had an immaterial effect on the Company's net sales.

Shipping and Handling Costs

     During fiscal year 2001, the Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Shipping and handling costs charged to customers are included in the Company's net sales.

Research and Development

     Research and development costs are charged to expense as incurred.

Advertising Costs

     Advertising costs are charged to expense as incurred. The amounts charged to sales and marketing expense in the accompanying consolidated statements of operations for the years ended June 30, 2001 and 2000 were $2,936 and $9,707 respectively.

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

Dividends

     In October 1999, the Company declared a 10% stock dividend to shareholders of record as of November 3, 1999. The new shares were distributed to shareholders on November 24, 1999. A total of $680,271, representing the fair market value (based on the quoted market price) of the additional shares issued was charged to retained earnings, with $2,603 and $677,668 credited to Common stock and additional paid-in capital, respectively, effective on the date the dividend was declared.

     On April 6, 2001, the Company declared a special distribution to shareholders payable on June 1, 2001 in the amount of $1.45 per share, or $7,308,900.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by SFAS 137, was adopted for the Company's 2001 fiscal year. The adoption of SFAS 133 did not have any effect on the Company's financial statements.

     In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. Currently, the Company has no recorded goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations in any future acquisitions.

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

     Because the Company reported a net loss from continuing operations for the year ending June 30, 2000, diluted securities were considered antidilutive.
For the year ending June 30, 2001, the effect of the diluted securities were determined not to be material.

 4. INVENTORIES:
                                                   JUNE 30
                                                   -------
                                                    2001
                                                    ----
         Raw materials and supplies              $1,044,497
         Work-in-process                          1,284,801
         Finished goods                             346,534
                                                 ----------

                                                 $2,675,832
                                                 ==========

 5. LINES OF CREDIT:

     The Company has a line of credit with a bank under which it may borrow up to $2,000,000 through December 31, 2001, subject to renewal. Borrowings under this arrangement bear interest at the bank's prime rate (8.50% at June 30, 2001) and are secured by all assets of the Company. The highest level of borrowings during the year ended June 30, 2001 was $1,950,000. Interest expense on borrowings on the line of credit was $127,898 for the year ended June 30, 2001, at a weighted average interest rate of 9.2%. The line of credit is subject to certain financial and non-financial covenants, which include, among others, a ratio of EBITDA to fixed charges, as defined, and a level of tangible net worth. At June 30, 2001 there were no outstanding borrowings under this line of credit facility.

 6. LONG-TERM DEBT:

                                                                                                    JUNE 30
                                                                                                    -------
                                                                                                     2001
                                                                                                     ----
         Mortgage payable to bank in monthly installments of $3,458, including interest at LIBOR plus 1.63%, through August 2008. (Interest rate not to
         exceed 7.29% or be below 7.04%.) Rate at June 30, 2001 was 7.29%                          $ 407,400

         Mortgage payable to municipal authority in monthly installments of $1,952
         including interest at 2.00%, through April 2010                                             182,836

         Mortgage payable to bank in monthly installments of $5,179, plus interest at a floating interest rate through August 2001. (Interest rate not to exceed 5.85%
         or be below 5.69%.) Rate at June 30, 2001 was 5.85%                                          19,862
                                                                                                   ---------

                                                                                                     610,098
         Less- Current portion                                                                       (51,050)
                                                                                                   ---------

                                                                                                   $ 559,049
                                                                                                   =========

     Interest expense on the Company's long-term debt was $237,501 and $173,205 for the years ended June 30, 2001 and 2000, respectively.

     Substantially all of the Company's assets are pledged as collateral for the long-term debt. In addition, the mortgage payable to a municipal authority is collateralized by a standby letter of credit in the amount of $150,000 and is subordinate to all other debt obligations. The Company's long-term debt payable to commercial banks is subject to the same covenants as the lines of credit (see
Note 5).

     As of June 30, 2001, long-term debt matures as follows:

                 2002                                   $  51,050
                 2003                                      32,435
                 2004                                      33,755
                 2005                                      35,151
                 2006                                      36,630
                 Thereafter                               421,077
                                                         --------

                                                         $610,098
                                                         ========

 7. EMPLOYEE BENEFIT PLANS:

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

     A participating employee's full account becomes payable to the employee or the employee's designated beneficiary upon normal retirement, upon retirement at any age due to disability, or upon death. In the event employment is terminated before normal retirement, a portion of the Company's contribution is forfeited unless the employee has at least seven full years of service.

     The Company did not make any contributions during the years ended June 30, 2001 and 2000.

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

     The Company's matching contributions for the years ended June 30, 2001 and 2000 were $53,999 and $49,721 respectively.

 8. INCOME TAXES:

     The provision (benefit) for income taxes consists of the following:


                                       For the Year Ended June 30
                                       --------------------------
                                          2001             2000
                                          ----             ----
      Current:
                Federal                $ 308,519        $(326,858)
                State                     88,000             --
                                       ---------        ---------
                                         396,519         (326,858)
                                       ---------        ---------
      Deferred:
                Federal                 (169,051)          43,757
                State                    (40,380)           4,889
                                       ---------        ---------
                                        (209,431)          48,646
                                       ---------        ---------

                                       $ 187,088        $(278,212)
                                       =========        =========

     A reconciliation of the U.S. Federal Income Tax rate to the effective income tax rate is as follows:

                                       For the Year Ended June 30
                                       --------------------------
                                         2001              2000
                                         ----              ----

Federal taxes                           (34.0)%           (34.0)%
State taxes                              (7.5)               --
Permanent differences                    (5.6)              0.6
                                        -----              ----

                                        (47.1)%           (33.4)%
                                        =====             =====

     Deferred income tax assets and liabilities are classified as current and noncurrent based on the financial reporting classification of the related assets and liabilities which gave rise to the temporary difference. Significant components of the deferred income tax assets and liabilities are as follows:


                                                              June 30, 2001
                                                              -------------
Deferred income tax assets:
---------------------------
State net operating loss carryforwards                          $  99,062
Accounts receivable and inventory reserves                        213,592
Depreciation and amortization                                     129,395
Other accruals                                                     48,229
Other receivables net                                            (238,000)
                                                                ---------

                                                                  252,278
Valuation allowance                                             $(141,000)
                                                                ---------

                 Net deferred income tax assets                 $ 111,278
                                                                =========

The deferred income tax asset valuation allowance is substantially attributed to state net operating losses. Management believes sufficient uncertainty exists regarding the realizability of the net operating loss that a valuation allowance is required. The net operating loss carryforwards begin to expire in 2008.

9. COMMITMENTS AND CONTINGENCIES:

     During the fiscal year ended June 30, 2001, the Company was not involved in any material legal proceedings, other than ordinary litigation incidental to the business and, specifically, was not involved in any material environmental litigation or governmental proceedings

Foot Powder Settlement

     During calendar year 1997, the Company settled a Government investigation of Itch-Away Foot Powder which the Company manufactured and sold pursuant to contracts with the United States Defense Department. The Company entered into a civil settlement of the matter, agreeing to pay the Government a total of $505,000 without interest. These payments are secured by an irrevocable letter of credit obtained by the Company from a bank. The Company made the first payment of $100,000 in August 1997, the second payment of $101,250 in August 1998, the third payment of $101,250 in August 1999, and the fourth payment of $101,250 in August 2000. In connection with this matter, the Company was also fined $350,000 which was payable in five annual installments plus interest accruing at 5.42% per year, commencing in January 1998. The Company paid the first, second and third installments as they came due. In May 2001, the Company paid all remaining settlement amounts from the proceeds from the sale of the Dental Supplies business segment.

Capital Leases

     The Company has entered into capital leases for property and equipment, which expire at various dates through December 2006. Property and equipment acquired under capital leases at a cost of $568,486 less accumulated amortization of $266,261 are included in property and equipment in the accompanying balance sheets as of June 30, 2001. Interest rates on these capital leases range from 4.3% to 11.9%. Future minimum lease payments under capital leases as of June 30, 2001 are as follows:

       2002                                                      $ 84,882
       2003                                                        55,824
       2004                                                        55,824
       2005                                                        55,824
       2006                                                        55,824
       Thereafter                                                  86,628
                                                                 --------

       Total minimum lease payments                               394,806
       Less - amount representing interest                        (63,719)
                                                                 --------

       Present value of minimum capital lease payments           $331,087
                                                                 ========

10. STOCK OPTIONS:

     The Company has an incentive stock option plan that provides for the awarding of options for the purchase of up to 242,000 shares of Common stock. Under the plan, options are granted at a price not less than the fair market value at the grant date and become exercisable upon such date. Employee options expire 10 years after the grant date and directors' options expire five years after the grant date. Of the total options authorized for issuance, 149,903 shares have been granted, 128,744 shares have been exercised, and options to acquire 10,501 shares have been cancelled through June 30, 2001, 92,097 options are available for future grants.

     The following summarizes information relative to the stock option plan:

                                                                                Weighted
                                                              Exercise          Average
                                                               Price         Exercise Price
                                           Options          (per share)        (per share)
                                           -------          -----------      --------------
Balance as of June 30, 1999                27,147           0.68 - 5.85           $2.93

Granted                                     1,000                  1.21              --
Exercised                                  (5,250)          0.61 - 2.43            0.69
Voided                                     (4,151)          2.43 - 5.27              --
Effect of 10% stock dividend on
   options                                  2,719                   --               --
                                           ------

Balance as of June 30, 2000                21,465          $0.61 - 5.27           $2.94
                                           ------

Granted                                     8,000           1.45 - 2.81              --
Exercised                                  (5,125)          1.21 - 2.82            1.87
Voided                                     (8,565)          2.43 - 5.27              --

Balance as of June 30, 2001                15,775           0.61 - 5.27            2.54
                                           ======

     The expiration dates for outstanding options at June 30, 2001 range from December 2001 to October 2006, with a weighted average remaining contractual life of 3.8 years.

     The following table summarizes information about the stock option plan as of June 30, 2001:

                                                               Weighted
 Range of                        Options                        Average                        Weighted
 Exercise                      Outstanding                     Remaining                        Average
  Prices                           and                      Contractual Life                 Exercise Price
(per share)                    Exercisable                      (years)                       (per share)
-----------                    -----------                      -------                       -----------
   $0.61                          1,050                           1.5                            $0.61
    1.22                            200                           2.4                             1.22
    1.45                          4,000                           4.9                             1.45
2.43 - 5.27                      10,525                           3.7                             3.16
                                 ------

                                 15,775                           3.8                             2.54
                                 ======

     The effective of the pro forma information, in accordance with Financial Accounting Standards Board SFAS No. 123, "Accounting for Stock-Based Compensation", was determined to be immaterial.

11. CUSTOMER AND VENDOR INFORMATION:

     The Company's customer base consists principally of large companies in high-technology industries. During the years ended June 30, 2001 and 2000, two customers combined for 30.3% and 24.3%, respectively of the Company's total net sales. At June 30, 2001, these two customers combined for $489,893 of accounts receivable.

Sales to overseas customers were 33.1% and 26.3% of total net sales for the years ended June 30, 2001 and 2000, respectively.

One supplier provided 34.7% and 20.5% of total raw materials during the fiscal years ended June 30, 2001 and 2000.


12. OTHER INCOME, NET:

                                                    For the Year Ended June 30
                                                    --------------------------
                                                      2001             2000
                                                      ----             ----

     Proceeds from casualty insurance               $     --         $315,000
     Other income                                     63,773               --
     Other expense                                    (7,418)         (44,484)
                                                    --------         --------

                                                    $ 56,355         $270,516
                                                    =========        ========

     In April 1999, certain coating equipment, utilized in the manufacture of abrasive materials, was damaged at the Company's Montgomeryville facility. As a result, the Company received proceeds under its casualty insurance coverage of $315,000 in the year ended June 30, 2000, which was used to replace a portion of the damaged equipment and resolve a business interruption claim.

13. RELATED PARTY TRANSACTION

     In January 2000, an officer of the Company transferred 181,500 shares of the Company's common stock in payment of certain legal fees owing to the Company's counsel in the Dentsply litigation, which had been incurred and recorded by the Company in its 1999 fiscal year. The Company issued its 10% promissory note in the principal amount of $257,000, the stipulated value of the shares transferred by the officer. The note was paid in full with the proceeds from the sale of dental supplies business.

Miltex, in a separate but related agreement, has agreed to engage Marvin E. Sternberg, Chairman of the Board, President and Chief Executive Officer, and a Director of Moyco, to provide consulting services to Miltex in connection with the transition of the dental supplies business segment from Moyco to Miltex and Miltex's operation of the dental supplies business segment thereafter. Mr. Sternberg will be compensated at the rate of $400,000 per year over the five-year term of his consulting engagement, pursuant to the terms of a Consulting Agreement. Mr. Sternberg may also earn additional compensation under the Consulting Agreement if and to the extent that Miltex's profitability is increased by the sale of certain instruments. The compensation paid to Mr. Sternberg by Moyco will be reduced to reflect his involvement with Miltex.

14. SHARES ISSSUED TO CONSULTANTS

     In June 2000, the Company issued 30,000 shares of restricted common stock, valued at approximately $78,750 on date of issuance, to a consulting firm for professional services to review and evaluate strategic alternatives, including but not limited to mergers, acquisitions, and spin-off of business segments, and thereafter implement a plan to increase shareholder value.

15. GROSS MARGIN ADJUSTMENT

     During interim periods, the Company accounts for its inventory using the gross profit method, with year-end inventory values being based on physical inventories. For the year ended June 30, 2001, the year-end physical inventory adjustment amounted to approximately $1,471,206 and was credited to Cost of Goods Sold in the fourth quarter of the 2001 fiscal year.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Change in Registrant's Certifying Accountant

         As per the Form 8-K that the Company filed with the SEC on March 31, 2000, the Company terminated its appointment of Arthur Andersen LLP as its independent accountants, and engaged BDO Seidman, LLP as its new independent accountants.

     Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(1) Executive Officers of the Company:

    (a) The names, ages and positions with the Company of all of the executive officers of the Company, are as follows:

            Name              Age     Position with the Registrant
            ----              ---     ----------------------------
    Marvin E. Sternberg*      67      Chairman of the Board, President and Chief
                                        Executive Officer
    Joseph S. Sternberg*      38      Vice President and General Counsel
    Mark E. Sternberg*        34      Administrative Vice President
    William Woodhead          64      Secretary/Treasurer

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

         Name/Address                     Age   Other Position with Registrant

         Marvin E. Sternberg              67    Chairman of the Board, President
         c/o Moyco Technologies, Inc.           and Chief Executive Officer
         200 Commerce Drive
         Montgomeryville, PA 18936

         Irvin Paul                       71    None
         c/o Moyco Technologies, Inc.
         200 Commerce Drive
         Montgomeryville, PA 18936

         Donald Gleklen                   65    None
         c/o Moyco Technologies, Inc.
         200 Commerce Drive
         Montgomeryville, PA 18936

         Cathy Neifeld, Esq.              40    None
         c/o Moyco Technologies, Inc.
         200 Commerce Drive
         Montgomeryville, PA 18936

         Marvin Cravetz                   64    None
         c/o Moyco Technologies, Inc.
         200 Commerce Drive
         Montgomeryville, PA 18936

         William Woodhead                 64    Secretary/Treasurer
         c/o Moyco Technologies, Inc.
         200 Commerce Drive
         Montgomeryville, PA 18936

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

Donald Gleklen is a strategic business advisor and private investor and has extensive experience as a senior corporate executive, banker and lawyer. He is the retired Chairman and Chief Executive Officer of IntelliHealth, Inc., an internet company providing healthcare content to consumers that was a joint venture of Aetna US Healthcare and Johns Hopkins Health System. Mr. Gleklen holds a B.A. from Cornell University and a law degree from Columbia University.

Cathy Neifeld, Esq., is the President of Mega Systems, Inc., an international large format film projection system company and a subsidiary of Safeguard Scientifics, a publicly-held company traded on the New York Stock Exchange. Ms. Neifeld previously served as the General Counsel and as an Executive Vice President of Mega Systems. Prior to joining Mega Systems, Ms. Neifeld was engaged in the private practice of law. Ms. Neifeld holds a B.A. from Brandeis University and J.D. from the University of Miami School of Law.

The experience of the other directors is reported under Section 1 of ITEM 9 -- Executive Officers of the Company.

Meetings and Committees of the Board of Directors
-------------------------------------------------

     During the fiscal year ended June 30, 2001, the board of directors of the Company held 2 meetings, including the special meeting held on May 25, 2001 at which the motion to approve the sale of the Dental Supplies business segment was approved.

Audit Committee

     The Audit Committee of the Board of Directors acts to: (i) acquire a complete understanding of the Company's audit functions; (ii) review with management the finances, financial condition and interim financial statements of the Company; (iii) review with the Company's independent accountants the year-end financial statements; and (iv) review implementation with the independent accountants and management any action recommended by the independent accountants. During the fiscal year ended June 30, 2001, the Audit Committee held four meetings at which the members of the Committee discussed Committee-related business.

     The Audit Committee adopted a written charter governing its actions on April 19, 2000. The Charter of the Audit Committee of the Company appears in full at Exhibit 3.3 of this Form 10-KSB. All members of the Company's Audit Committee are "independent" within the definition of that term as provided by Rule 4200(a)(14) of the listing standards of the National Association of Securities Dealers.

     The Audit Committee of the Board of Directors of Moyco Technologies, Inc. consists of Dr. Marvin Cravetz and Dr. Irvin Paul.

Compensation Committee. The members of the Compensation Committee are Mr. Marvin Sternberg and Mr. William Woodhead. The Compensation Committee functions include the review of compensation of the Company's officers and to review transactions in which officers, directors or employees may have a potential conflict of interest. During the fiscal year ended June 30, 2001, the Committee held several informal meetings at which the members of the Committee discussed Committee-related business.

Key Employee Stock Option Committee. The members of the Key Employee Stock Option Committee are Mr. Marvin Sternberg and Mr. William Woodhead. The Key Employee Stock Option Committee functions include the determination of whether any employees will be granted stock options. During the fiscal year ended June 30, 2001, the Committee held several informal meetings at which the members of the Committee discussed Committee-related business.

ITEM 10. EXECUTIVE COMPENSATION.

The following table shows for fiscal years ended June 30, 2001, 2000 and 1999, the cash compensation, as well as certain other compensation paid to the named executive officers and certain other employees:

                           SUMMARY COMPENSATION TABLE

                                                                                                Long-Term Compensation
                                                                                                ----------------------
                                                  Annual Compensation                         Awards              Payouts
                                                  -------------------                         ------              -------
                                                                                            Securities     Long-
                                                                     Other                    Under-       Term
                                                                     Annual    Restricted     lying      Incentive         All
Name and Principal                                                   Compen-     Stock       Options/      Plan           Other
Position                      Year         Salary        Bonus       sation     Award(s)       SARs       Payouts      Compensation
--------                      ----         ------        -----       ------     --------       ----       -------      ------------
Marvin E. Sternberg           2001        $289,425        $--          $--        $--          $--          $--           $3,171
Chairman of the Board,        2000        $306,075        $--          $--        $--          $--          $--           $2,998
President and CEO (1)         1999         289,450         --           --         --           --           --            3,614

Clarence F. Bartron           2001         164,044         --           --         --           --           --            2,462
Vice President                2000         157,077         --           --         --           --           --            1,656
Ultralap Division             1999         136,182         --           --         --           --           --            1,645

Joseph S. Sternberg           2001         118,400         --           --         --           --           --            3,035
Vice President and            2000         116,130         --           --         --           --           --            2,915
General Counsel               1999         115,040         --           --         --           --           --            2,876

Mark E. Sternberg             2001         118,400         --           --         --           --           --            3,035
Administrative Vice           2000         116,130         --           --         --           --           --            2,915
President                     1999         110,400         --           --         --           --           --            2,760

Jerome Lipkin                 2001         122,850         --           --         --           --           --            3,130
Operations Manager (2)        2000         124,020         --           --         --           --           --            3,100
                              1999         124,020         --           --         --           --           --            3,100

William Woodhead              2001         102,375         --           --         --           --           --            2,568
Secretary/                    2000         102,797         --           --         --           --           --            2,319
Treasurer (3)                 1999          96,150      5,000           --         --           --           --            2,400

(1) On May 25, 2001, the Company completed the sale of its dental supplies business segment to Miltex in accordance with the terms of the Asset Purchase Agreement. In a separate but related agreement Miltex has agreed to engage Marvin E. Sternberg, Chairman of the Board, President and Chief Executive Officer, and a Director of Moyco, to provide consulting services to Miltex in connection with the transition of the dental supplies business segment from Moyco to Miltex and Miltex's operation of the dental supplies business segment thereafter. Mr. Sternberg will be compensated at the rate of $400,000 per year over the five-year term of his consulting engagement. Mr. Sternberg may also earn additional compensation under the Consulting Agreement if and to the extent that Miltex's profitability is increased by the sale of certain instruments. The compensation paid to Mr. Sternberg by Moyco will be reduced to reflect his involvement with Miltex.

(2) Mr. Lipkin retired in May, 2001. The Company granted to Mr. Lipkin a retirement package entitling him to cash payments of $50,000 in June 2001 and $75,000 in January 2002, and continuing to cover his automobile allowance and health benefits through September 2002.

(3) Mr. Woodhead will retire from his employment with the Company subsequent to the filing of this Report on Form 10-KSB. The Company granted to Mr. Woodhead a retirement package that will pay him his salary through June 2002 and continue to cover his automobile allowance and health benefits through that same period.

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table shows stock options exercised and fiscal year-end values for the named executive officers under the Company's stock option plan. . The plan does not permit the grant of stock appreciation rights ("SARs"). There have been no stock options granted in the current fiscal year to the named executive officers.

            Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                                                                                         Value of
                                                                                                         Unexercised In-the-
                                                                                                         Money
                                                                                                         Options/SARs
                                 Shares                               Number of Unexercised              at Fiscal Year End
                               Acquired on           Value            Options as of June 30, 2001        Exercisable(2)/
Name                            Exercise            Realized          Exercisable/Unexercisable          Unexercisable(3)
-----------------------------------------------------------------------------------------------------------------------------
Marvin E. Sternberg                --                $--                        --                             $--/--
Clarence F. Bartron                --                 --                        --                              --/--
Joseph S. Sternberg                --                 --                        --                              --/--
Mark E. Sternberg                  --                 --                     1,050                             746/--
Jerome Lipkin                      --                 --                        --                              --/--
William Woodhead                   --                 --                        --                              --/--

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

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     During the fiscal year ended June 30, 2001, no options or SARs were granted to any officer or employee of the Company.

Stock Option Plans

     On October 30, 1992, the Board of Directors (the "Board") adopted a Key Employee Stock Option Plan (the "Plan") which was approved by vote of the Corporation's shareholders at the December, 1992 meeting. The Plan initially limited grants of stock options ("Options") to employees, officers and directors who are officers of the Corporation. In fiscal year 1997, the Board and shareholders amended the Plan to permit grants of Options to non-employee directors.

     The purpose of the Plan is to further the long-term growth of the Corporation by offering incentive compensation in the form of Options relating to the long term performance goals of those employees and non-employee directors who are responsible for planning, directing and achieving such growth. The Plan is also intended to be a means of reinforcing the commonality of interest between the Corporation and employees and non-employee directors, and as an aid in attracting and retaining employees and non-employee directors of outstanding abilities and specialized skills. Unless sooner terminated by the Corporation's shareholders or the Board, the Plan shall remain in effect for a period of ten years from the original date of the Plan's adoption by the Board.

     The Plan is administered by the Corporation's stock Option Plan Committee (the "Committee"). The members of the Committee are to be appointed by the Board to serve until their respective successors have been appointed and consists of two or more non-employee directors. Mr. Sternberg and Mr. Woodhead are currently members of the Committee. The Committee has sole discretion to select the employees, including an employee who is an officer or a director of the Corporation, to whom Options may be granted, to determine the amounts of such grants and to interpret, construe and implement the Plan. All non-employee directors will receive Options under the terms of the Plan, as amended.

     An aggregate of 200,000 shares of Common Stock of the Corporation are authorized for Options to be granted from time to time. Key employees, including an employee who is a director or an officer, who are selected from time to time by the Committee are eligible to receive Options under the Plan. Since the plan provides for discretion in the selection of employees to whom grants will be made, the number of persons who participate cannot be determined. Options for no more than five percent of these shares of Common Stock subject to the Plan may be granted to any individual owning more than ten percent (10%) of the issued and outstanding Common Stock. The Plan, as amended, provides a grant to each non-employee director of an Option for One Thousand shares of the Corporation's Common stock at the market value on the date of the annual meeting for each directors meeting they attend. Options granted to non-employee directors expire five years form the date of grant . Each Option granted to non-employee directors is vested and exercisable in full on the date of grant.

     If an optionee ceases to be employed by the Corporation, the employee's Option terminates immediately. If the optionee's cessation of employment is due to retirement with the Corporation's consent, the optionee may exercise the Option within three months after cessation of employment. If an optionee dies while employed by the Corporation, or within three months after having retired with the Corporation's consent, the executor or administrate, legatee or heir, if there be no executor or administrator, shall have the right to exercise the Option to the extent the deceased optionee was entitled to exercise the Option.

     The purchase price for the Common Stock under each Option is the fair market value of the Common Stock on the date the option is granted, but in no event less than the par value of the Stock. The Option price must be paid in full at the time an Option is exercised in cash or in shares of Common Stock with a current fair market value equivalent to the Option price. Options granted under the Plan to employees are exercisable during a period of ten years from the date of grant.

     No Option granted under the plan to an employee is transferable except by will or pursuant to a qualified domestic relations order or the laws of descent and distribution. Options granted to non-employee directors are transferable to the spouse or children of the non-employee director and by will or by the laws of descent and distribution.

     The Plan provides for appropriate adjustments of the provisions of outstanding Options and the number of shares available for future awards in the event of any changes in the outstanding Common Stock by reason of a corporate merger, stock split or similar events. The Board may terminate, amend or modify the Plan at any time; provided, however, that no such action of the Board shall in any manner affect any Option theretofore granted to an optionee under the Plan without the consent of the optionee.

     During the Corporation's fiscal year ended June 30, 2001, a total of 8,000 options were granted to the Corporation's non-employee directors. No options were granted to any of the Company's officers or employees.

DIRECTORS COMPENSATION

     Each non-employee director is entitled to receive options to purchase 1,000 shares of the Company's Common stock for each meeting attended. The exercise price of these options is equal to the fair market value of the Company's Common stock on the date of grant. All directors who are also employees do not receive any compensation for serving as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of October 12, 2001, the amount and percentage of the Company's outstanding common stock beneficially owned by
     (i) each person who is known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock; (ii) each director;
     (iii) each executive officer and (iv) all officers and directors of the Company as a group.

                                                                      Shares              Percentage
                                                                   Beneficially               of
Title of Class                 Beneficial Owner                        Owned                 Class
--------------                 ----------------                        -----                 -----
Common stock                Marvin E. Sternberg                      2,954,741(1)            58.7%
Common stock                Irvin Paul                                   2,000                 --
Common stock                Marvin Cravetz                              42,600                0.8
Common stock                Donald Gleklen                              18,000                0.4
Common stock                Cathy Neifeld, Esq.                              0                0
Common stock                William Woodhead                            12,000                0.2
Common stock                Joseph S. Sternberg                        200,582                4.0
Common stock                Mark E. Sternberg                          178,753                3.5
                                                                     ---------               ----

Common stock                All Officers and Directors
                            (8 in number)                            3,408,676               67.6%
                                                                     =========               ====

o Of these shares 2,732,611 shares are held by Marvin E. Sternberg, legally and beneficially in his own name; 222,130 shares by Susan Sternberg, wife of said Marvin E. Sternberg, legally and beneficially in her own name.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In January 2000, Marvin E. Sternberg, the CEO and Chairman the Company transferred 181,500 shares of the Company's common stock in payment of certain legal fees owing to the Company's counsel in the Dentsply litigation, which had been incurred and recorded by the Company in the prior fiscal year. The Company issued its promissory note in the principal amount of $257,000., the stipulated value of the shares transferred by the officer. The note was payable in full on December 31, 2002. Interest at the annual rate of 10% was payable on December 31 of each year. The Company could elect to defer payment of interest and add it to the principal amount due. This note, including accrued interest, was paid off in full with the proceeds from the sale of the Company's Dental Supplies business segment in May, 2001.

     On May 25, 2001, the Company completed the sale of its dental supplies business segment to Miltex in accordance with the terms of the Asset Purchase Agreement. In a separate but related agreement Miltex has agreed to engage Marvin E. Sternberg, Chairman of the Board, President and Chief Executive Officer, and a Director of Moyco, to provide consulting services to Miltex in connection with the transition of the dental supplies business segment from Moyco to Miltex and Miltex's operation of the dental supplies business segment thereafter. Mr. Sternberg will be compensated at the rate of $400,000 per year over the five-year term of his consulting engagement, pursuant to the terms of a Consulting Agreement. Mr. Sternberg may also earn additional compensation under the Consulting Agreement if and to the extent that Miltex's profitability is increased by the sale of certain instruments. The compensation paid to Mr. Sternberg by Moyco will be reduced to reflect his involvement with Miltex.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     The following Exhibits have previously been filed with the Securities and Exchange Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the descriptions of such Exhibits. Those Exhibits designated by an asterisk (*) are filed herewith.

2.1 Asset Purchase Agreement dated as of January 10, 2001 by and between Moyco Technologies, Inc., Thompson Dental Mfg., Inc., Sweet Pea Technologies, Inc., and Miltex Instruments Company, Inc. Incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K dated January 22, 2001.

2.2 Voting Agreement dated as of January 10, 2001 by and between Marvin E. Sternberg and Miltex Instruments Company, Inc. Incorporated by reference to Exhibit 2.2 to Registrant's Form 8-K dated January 22, 2001.

2.3 Form of Consulting Agreement between Marvin E. Sternberg and Miltex Instruments Company, Inc. Incorporated by reference to Exhibit 2.3 to Registrant's Form 8-K dated January 22, 2001.

3.1*     Articles of Incorporation

3.2*     Bylaws

3.3*     Audit Committee Charter

23.1*    Consent of BDO Seidman LLP

(b)  Reports On Form 8-K:

(i) Form 8-K dated January 22, 2001 regarding the Company's execution of the Asset Purchase Agreement with Miltex Instrument Company, Inc. pursuant to which the Company agreed to sell all of its assets relating to its business of manufacturing, marketing and distributing dental supplies.

(ii) Form 8-K dated March 26, 2001 regarding the Company's restatement of the Company's Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, as filed in its Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

(iii) Form 8-K dated June 11, 2001 reporting the consummation of the sale of the Company's dental supply business to Miltex Instrument Company, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MOYCO TECHNOLOGIES, INC.

Dated:  October 12, 2001             BY: /s/ Marvin E. Sternberg
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

/s/ Marvin E. Sternberg                                                     Dated:         October 12, 2001
-----------------------                                                     ------         ----------------
Marvin E. Sternberg
Chairman of the Board, President
and Chief Executive Officer
and Director

/s/ William Woodhead                                                        Dated:         October 12, 2001
--------------------                                                        ------         ----------------
William Woodhead
Secretary/Treasurer, Principal Financial Officer and
Principal Accounting Officer and Director

/s/ Dr. Marvin Cravetz, DDS                                                 Dated:         October 12, 2001
---------------------------                                                 ------         ----------------
Dr. Marvin Cravetz, DDS
Director

/s/ Cathy Neifeld, Esq.                                                     Dated:         October 12, 2001
-----------------------                                                     ------         ----------------
Cathy Neifeld, Esq.
Director