Form 10QSB
period 2001-09-30
MOYCO TECHNOLOGIES INC
filed 2001-11-14
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common stock as of September 30, 2001: 5,040,622 shares of Common stock, par value $.005 per share.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                           September 30,               June 30,
                                                                                               2001                     2001
                                                                                           ------------              ----------
                                                                                            (Unaudited)
                                       ASSETS

CURRENT ASSETS:
              Cash and cash equivalents                                                  $    198,064               $  2,783,714
              Accounts receivable, net of allowance for doubtful
                accounts of $261,928 and $282,157                                             774,431                  1,195,852
              Amounts held in escrow                                                        1,000,000                  1,000,000
              Inventories                                                                   3,221,747                  2,675,832
              Deferred income taxes                                                            23,821                     23,821
              Prepaid expenses and other current assets                                        27,372                     14,360
                                                                                         ------------               ------------
                          Total current assets                                              5,245,435                  7,693,579
                                                                                         ------------               ------------
PROPERTY, PLANT AND EQUIPMENT:
              Land                                                                             65,000                     65,000
              Buildings and improvements                                                    2,146,201                  2,146,055
              Machinery and equipment                                                       2,793,255                  2,711,574
              Furniture and fixtures                                                          382,087                    379,850
              Automotive equipment                                                             91,119                     91,119
                                                                                         ------------               ------------
                                                                                            5,477,662                  5,393,598
              Less- Accumulated depreciation and amortization                              (3,451,275)                (3,394,183)
                                                                                         ------------               ------------
                          Net property, plant and equipment                                 2,026,387                  1,999,415
                                                                                         ------------               ------------
OTHER ASSETS:
              Deferred income taxes                                                            87,457                     87,457
              Other                                                                            57,845                     61,638
                                                                                         ------------               ------------
                          Total other assets                                                  145,302                    149,095
                                                                                         ------------               ------------

                                                                                         $  7,417,124               $  9,842,089
                                                                                         ============               ============

                                       2

   The accompanying notes are an integral part of these consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                      September 30,               June 30,
                                                                          2001                      2001
                                                                       ----------                ---------
                                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of capital lease obligations                              60,303                    84,882
  Current portion of long-term debt                                         31,493                    51,050
  Accounts payable                                                         777,336                 1,058,845
  Income taxes payable                                                     111,595                 2,167,975
  Accrued expenses                                                          59,055                   124,383
  Accrued expense associated with discontinued operations                  727,075                   709,799
                                                                      ------------              ------------
      Total current liabilities                                          1,766,857                 4,196,934
                                                                      ------------              ------------
CAPITAL LEASE OBLIGATIONS                                                  242,867                   246,205
                                                                      ------------              ------------
LONG-TERM DEBT                                                             553,008                   559,049
                                                                      ------------              ------------
COMMITMENTS

SHAREHOLDERS' EQUITY:
  Preferred stock, $.005 par value, 2,500,000
    shares authorized, none issued and outstanding                               -                         -
  Common stock, $.005 par value, 15,000,000
    shares authorized, 5,767,582 shares
    issued and outstanding                                                  28,833                    28,833
  Retained earnings                                                      4,976,007                 4,961,516
  Less- Treasury stock- 726,960
    shares, at cost                                                       (150,448)                 (150,448)
                                                                      ------------              ------------
      Total shareholders' equity                                         4,854,392                 4,839,901
                                                                      ------------              ------------
                                                                      $  7,417,124              $  9,842,089
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

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For the
                                                         Three Months Ended
                                                             September 30
                                                    -----------------------------
                                                        2001             2000
                                                    -----------      ------------
NET SALES                                           $ 1,529,277      $  2,777,139

COST OF GOODS SOLD                                      955,798         2,065,871
                                                    -----------      ------------
    Gross profit                                        573,479           711,268

OPERATING EXPENSES:
  Sales and marketing                                   249,305           165,785
  Research and development                                1,610             1,358
  General and administrative                            333,195           485,537
                                                    -----------      ------------

    Total operating expenses                            584,110           652,680
                                                    -----------      ------------

    Income (Loss) from operations                       (10,631)           58,588

INTEREST INCOME (EXPENSE), net                           21,922           (48,797)

OTHER INCOME, net                                         3,462            20,801
                                                    -----------      ------------
    Income before taxes                                  14,753            30,592

INCOME TAX (EXPENSE)                                       (259)          (33,905)
                                                    -----------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                 14,494            (3,313)

INCOME FROM DISCONTINUED OPERATIONS                           -           563,275
                                                    -----------      ------------
NET INCOME                                          $    14,494      $    559,962
                                                    ===========      ============

BASIC AND DILUTED EARNINGS (LOSS)PER COMMON SHARE
     Continuing operations                          $      0.00      $       0.00
     Discontinued operations                               0.00              0.11
                                                    -----------      ------------
                                                    $      0.00      $       0.11
                                                    ===========      ============

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE    5,040,622         5,034,392
                                                    ===========      ============


   The accompanying notes are an integral part of these consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     For the
                                                                                Three Months Ended
                                                                                   September 30,
                                                                          -------------------------------
                                                                             2001                2000
                                                                          ----------          -----------
Net cash provided by/(used in) operating activities                       (2,448,072)             101,510
                                                                          ----------          -----------
INVESTING ACTIVITIES:
  Redemption of certificate of deposit                                             -               96,623
  Purchases of and deposits on property, plant and equipment                 (84,063)            (181,036)
                                                                          ----------          -----------
             Net cash used in investment activities                          (84,063)             (84,413)
                                                                          ----------          -----------
FINANCING ACTIVITIES:
  Net borrowings under lines of credit                                             -              250,000
  Payments on capital lease obligations                                      (27,917)             (29,232)
  Payments of long-term debt                                                 (25,598)            (162,574)
                                                                          ----------          -----------
             Net cash provided by/(used in) financing activities             (53,515)              58,194
                                                                          ----------          -----------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                      (2,585,650)          $   75,291

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             2,783,714            2,231,514
                                                                          ----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  198,064            2,306,805
                                                                          ==========          ===========




   The accompanying notes are an integral part of these consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (Unaudited)

1.   THE COMPANY:
     -----------

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

     Quarterly Financial Information and Results of Operations
     ---------------------------------------------------------

     The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K. Results of operations and cash flows for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

     Inventories
     -----------

     Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Ending inventories at interim periods are estimated using the gross profit method.


3.   LINE OF CREDIT:
     --------------

     The Company has a line of credit with a bank under which it may borrow up to $2,000,000 through December 31, 2001. The Company believes that it will be able to renew this arrangement as necessary, under similar borrowing terms. There were no borrowings outstanding at September 30, 2001. Borrowings under the line bear interest at prime (5.50% at September 30, 2001) and are secured by all assets of the Company. The lines of credit are subject to certain financial and non-financial covenants, which include, among others, a ratio of EBITDA to fixed charges, as defined, and a minimum level of tangible net worth. Due to the sale of the assets related to the dental business and the subsequent partial liquidating dividend, the Company was not in compliance with the minimum net worth covenant as of September 30, 2001. The Company is in the process of negotiating a new line of credit arrangement and obtaining appropriate waivers related to this existing covenant and is confident, based on conversations with its lender, that such waivers and new lending facilities will be secured, and that in the meantime, the bank will keep the current $2,000,000 line of credit lending arrangement in effect.

4.   RECENT ACCOUNTING STANDARDS:
     ---------------------------

     The FASB recently issued FASB Statement No. 143, Accounting for Retirement Obligations, to address accounting for asset retirement obligations and associated retirement costs of long-lived assets. It will apply to costs such as those incurred to close a nuclear power plant, an offshore oil platform, a mine (e.g., coal or other natural resources), or a landfill as well as similar costs incurred in other industries. The Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, to indicate that a company should account for obligations for dismantlement, restoration, and abandonment costs in accordance with Statement 143. It also applies to rate-regulated entities that meet the criteria for application of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Statement 143 is effective for years beginning after June 15, 2002. Management believes that implementation of this standard will not have any impact on the financial position, results of operations or cash flows.

     The FASB recently issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement 144 is effective for fiscal years beginning after December 15, 2001. Management believes that implementation of this standard will not have any impact on the financial position, results of operations or cash flows.

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for the purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on certain criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of the other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. Any intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets wire initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of the other intangible assets within the first interim quarter after adoption of SFAS 142.

     As of September 30, 2001, the Company has no recorded goodwill or other intangible assets, and thus management believes that implementation of this standard will not have any impact on the Company's financial position, results of operations or cash flows.

5.   SUBSEQUENT EVENTS
     -----------------

     Stock Buyback Program
     ---------------------

     On October 16, 2001 the Company announced that its Board of Directors authorized the repurchase of up to $1 million of Moyco common stock. The repurchase program commenced immediately and will end on December 31, 2002. At the discretion of Moyco management, purchases may be made from time to time in open market transactions subject to market conditions, the price of the common stock, and available financial resources. As of the date of this Report on Form 10-QSB, the Company has not repurchased any of its shares.

     Settlement of Dental Sale Escrow
     --------------------------------

     On October 26 2001, the Company and Miltex Instrument Company, Inc., the purchaser of the Company's dental supply business, agreed upon the disbursements to be made out of the escrow account established in connection with the transaction. The parties agreed that an aggregate amount of $611,803 (including interest earned by the escrow account) will be paid to the Company and the balance of $398,410 will be delivered to Miltex. In addition, Moyco obtained the rights to collect on four past-due and questionable accounts formerly related to the dental business, with an aggregate face value of $269,539. In the event Moyco collects these monies, such funds will be recorded as other income.

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology such as, "may," "will," "expect," "anticipate," "intend," "plan," "project," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to (i) competition within the Company's industries; (ii) changes in the economics of the industries that the Company's serves; (iii) the effect of economic conditions; (iv) supply risks, including shortages and increases in the costs of key raw materials; and (v) dependence on the services of the Company's executive officers, and other key operations and technical personnel.

Overview
--------

The Company recorded net income/(loss) from continuing operations of $14,494 and ($3,313) for the three months ended September 30, 2001 and 2000, respectively. The Company's success in reducing general and administrative costs led to relatively consistent operating results, despite the 45% decline in sales.

In the prior year quarter, the Company's Dental Supplies business segment contributed $563,275 of net income. This business segment was sold on May 25, 2001, and has been accounted for within discontinued operations.

Results of Operations
---------------------

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000
--------------------------------------------------------------------

Net sales for the three months ended September 30, 2001 decreased $1,247,862 (44.9%) versus the prior year quarter primarily due to a downturn in the high-tech manufacturing industries, and the fiber-optic industry in particular.

Gross profit for the three months ended September 30, 2001 decreased from $711,268 (25.6%) for the three months ended September 30, 2000 to $573,479 (37.5%) in the current quarter. This was due to the lower volume of sales, as offset by a higher estimate of gross profit percentage being used for the current year quarter. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the Company's estimates of the manufacturing costs incurred.

Sales and marketing expenses increased $83,520 from $165,785 (6.0% of net sales) in the prior year quarter to $249,305 (16.3% of net sales) for the current year quarter primarily as a result of having a larger sales force and higher travel costs. These additional costs were expended as part of the Company's efforts to diversify its product mix in the wake of the downturn in the fiber-optic industry. General and administrative expenses decreased $152,342 from $485,537 (17.5% of net sales) for the prior year quarter to $ 333,195 (21.8% of net sales) for the current year quarter due to the Company's efforts to curtail spending. The prior year quarter's general and administrative costs also included non-recurring items such as software implementation costs and costs related to exploration of possible strategic alliances or acquisitions.

Research and development expenses remained relatively constant between periods.

Net interest income reversed from a net expense of $48,797 to a net income item in the amount of $21,922 in the current year quarter due to the Company's investment of proceeds from the May 2001 sale of its Dental Supplies business segment.

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

The Company recorded net cash provided by /(used in) operations of ($2,448,072) for the quarter ended September 30, 2001 compared to net cash provided by /(used in) operations of $101,510 in the prior year quarter. The net cash outflow from operations in the current year quarter is attributable to a $2 million federal income tax payment made during the quarter relating to the gain on the sale of the dental supplies business segment, as well as an increase of $545,915 in inventories on hand, and decreases of $421,421 and $281,509 in accounts receivable and accounts payable, respectively.

On October 16, 2001 the Company announced that its Board of Directors authorized the repurchase of up to $1 million of Moyco common stock. The repurchase program commenced immediately and will end on December 31, 2002. At the discretion of Moyco management, purchases may be made from time to time in open market transactions subject to market conditions, the price of the common stock, and available financial resources. As of the date of this Report on Form 10-QSB, the Company has not repurchased any of its shares.

On October 26 2001, the Company and Miltex Instrument Company, Inc., the purchaser of the Company's dental supply business, agreed upon the disbursements to be made out of the escrow account established in connection with the transaction. The parties agreed that an aggregate amount of $611,803 (including interest earned by the escrow account) will be paid to the Company and the balance of $398,410 will be delivered to Miltex. In addition, Moyco obtained the rights to collect on four past-due and questionable accounts formerly related to the dental business, with an aggregate face value of $269,539. In the event Moyco collects these monies, such funds will be recorded as other income.

Expenditures for property, plant and equipment totaled $84,063 for the three months ended September 30, 2001 and $181,036 for the prior year quarter.

For the three months ended September 30, 2001 and 2000, the Company made payments on long-term debt and capital lease obligations of $53,515 and $191,806 respectively.

The Company has a line of credit with a bank under which it may borrow up to $2,000,000 through December 31, 2001. The Company believes that it will be able to renew this arrangement as necessary, under similar borrowing terms. There were no borrowings outstanding at September 30, 2001. Borrowings under the line bear interest at prime (5.50% at September 30, 2001) and are secured by all assets of the Company. The lines of credit are subject to certain financial and non-financial covenants, which include, among others, a ratio of EBITDA to fixed charges, as defined, and a minimum level of tangible net worth. Due to the sale of the assets related to the dental business and the subsequent partial liquidating dividend, the Company was not in compliance with the minimum net worth covenant as of September 30, 2001. The Company is in the process of negotiating a new line of credit arrangement and obtaining appropriate waivers related to this existing covenant and is confident, based on conversations with its lender, that such waivers and new lending facilities will be secured, and that in the meantime, the bank will keep the current $2,000,000 line of credit lending arrangement in effect.

The Company expects to spend approximately $1,000,000 in fiscal 2002 on capital expenditures, primarily for manufacturing equipment, and intends to finance most of the purchases by means of new capital leases. The Company anticipates that sufficient cash will be generated from operations to fund all other payments and expenditures.

PART II.  OTHER INFORMATION
---------------------------

ITEM 1. Legal Proceedings

      The Company was not involved in any material legal proceedings, other than ordinary litigation incidental to the business and, specifically, was not involved in any material environmental litigation or governmental proceedings.


ITEM 6. Exhibits and Reports on Form 8-K

      (a)  The following is a list of exhibits filed as part of the Form 10-QSB.

            None.

      (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    MOYCO TECHNOLOGIES, INC.

Dated:  November 14, 2001           BY: /s/ Marvin E. Sternberg
                                        --------------------------------------
                                        Marvin E. Sternberg
                                        Chairman of the Board, President
                                        and Chief Executive Officer (Principal
                                        Executive Officer) and Director


Dated: November 14, 2001            BY: /s/ William G. Woodhead
                                        ----------------------------------------
                                        William G. Woodhead
                                        Secretary/Treasurer, Principal Financial
                                        Officer and Principal Accounting Officer
                                        and Director