Form 10QSB
period 2001-12-31
MOYCO TECHNOLOGIES INC
filed 2002-02-12
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001


                           Commission File No. 0-4123
                           --------------------------

                            MOYCO TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                 23-1697233
--------------------------------             -----------------------------
(State or other jurisdiction of              (IRS Employer Identification
incorporation or organization)                          Number)

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

                                YES __X__ NO ___

Indicate the number of shares outstanding of each of the Registrant's classes of Common stock as of December 31, 2001: 5,040,622 shares of Common stock, par value $.005 per share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                       December 31,       June 30,
                                                                                           2001             2001
                                                                                           ----             ----
                                ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                          $  283,044        $2,783,714
    Accounts receivable, net of reserves of $201,801 and $282,157                         468,035         1,195,852
    Other receivables                                                                           -         1,000,000
    Inventories, estimated                                                              3,131,810         2,675,832
    Deferred income taxes                                                                  23,821            23,821
    Prepaid expenses and other current assets                                              35,115            14,360
                                                                                       ----------        ----------

                Total current assets                                                    3,941,825         7,693,579
                                                                                       ----------        ----------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                                   65,000            65,000
    Buildings and improvements                                                          2,146,055         2,146,055
    Machinery and equipment                                                             3,307,384         2,711,574
    Furniture and fixtures                                                                383,345           379,850
    Automotive equipment                                                                   91,119            91,119
    Construction in progress                                                               33,598                 -
                                                                                       ----------        ----------

                                                                                        6,026,501         5,393,598
    Less- Accumulated depreciation and amortization                                   (3,526,852)       (3,394,183)
                                                                                       ----------        ----------

                Net property, plant and equipment                                       2,499,649         1,999,415
                                                                                       ----------        ----------

OTHER ASSETS:
    Deferred income taxes                                                                 207,457            87,457
    Other assets                                                                           54,106            61,638
                                                                                       ----------        ----------

                                                                                       $6,703,037        $9,842,089
                                                                                       ==========        ==========


        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                   (Continued)


                                                                                       December 31,       June 30,
                                                                                          2001              2001
                                                                                          ----              ----
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of capital lease obligations                                           95,389            84,882
    Current portion of long-term debt                                                      31,802            51,050
    Accounts payable                                                                      350,013         1,058,845
    Income taxes payable                                                                   86,105         2,167,975
    Accrued expenses                                                                      174,880           124,383
    Accrued expenses associated with discontinued operations                              174,068           709,799
                                                                                       ----------        ----------

                Total current liabilities                                                 912,257         4,196,934
                                                                                       ----------        ----------

CAPITAL LEASE OBLIGATIONS                                                                 691,449           246,205
                                                                                       ----------        ----------

LONG-TERM DEBT                                                                            541,364           559,049
                                                                                       ----------        ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.005 par value, 2,500,000
       shares authorized, none issued and outstanding                                           -                 -
    Common stock, $.005 par value, 15,000,000
       shares authorized, 5,767,582 shares issued                                          28,833            28,833
    Retained earnings                                                                   4,679,582         4,961,516
    Less - Treasury stock of 726,960 shares,
       at cost                                                                          (150,448)         (150,448)
                                                                                       ----------        ----------

                Total shareholders' equity                                              4,557,967         4,839,901
                                                                                       ----------        ----------

                                                                                       $6,703,037        $9,842,089
                                                                                       ==========        ==========


        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the                             For the
                                                          Three Months Ended                   Six Months Ended
                                                              December 31                         December 31
                                                              -----------                         -----------
                                                        2001               2000             2001              2000
                                                        ----               ----             ----              ----
NET SALES                                           $1,123,593         $2,597,741        $2,652,870         $5,374,881

COST OF GOODS SOLD                                     941,824          1,892,040         1,897,622          3,957,911
                                                    ----------         ----------        ----------         ----------

               Gross profit                            181,769            705,701           755,248          1,416,970

OPERATING EXPENSES:
   Sales and marketing                                 197,466            184,544           446,772            400,330
   Research and development                             30,996              2,802            32,606              4,160
   General and administrative                          392,054            581,151           725,248          1,016,688
                                                    ----------         ----------        ----------         ----------

         Total operating expenses                      620,516            768,497         1,204,626          1,421,178
                                                    ----------         ----------        ----------         ----------

                Loss from operations                  (438,747)           (62,796)         (449,378)            (4,208)

INTEREST INCOME (EXPENSE), net                         (24,441)            29,765            (2,519)           (19,031)

OTHER INCOME, net                                        9,353              7,617            12,815             28,417
                                                    ----------         ----------        ----------         ----------

               Income (loss) from continuing
                 operations before income taxes       (453,835)           (25,414)         (439,082)             5,178

PROVISION FOR (BENEFIT FROM) INCOME TAXES              (62,886)            78,352           (62,627)           112,256
                                                    ----------         ----------        ----------         ----------

LOSS FROM CONTINUING OPERATIONS                      ($390,949)         ($103,766)        ($376,455)         ($107,078)

DISCONTINUED OPERATIONS

    INCOME FROM OPERATIONS OF DISCONTINUED DENTAL
    SUPPLIES BUSINESS SEGMENT (LESS APPLICABLE
    INCOME TAXES OF $0 and $326,363)                        -            $884,971                 -         $1,448,245

    GAIN ON SALE OF DENTAL SUPPLIES BUSINESS
    SEGMENT (LESS APPLICABLE INCOME TAXES OF
    $63,000 and $0)                                    94,521                   -            94,521                  -
                                                    ----------         ----------        ----------         ----------

NET INCOME  (LOSS)                                  ($296,428)           $781,205         ($281,934)        $1,341,167
                                                    ==========         ==========        ==========         ==========


BASIC EARNINGS (LOSS) PER COMMON SHARE
   Continuing Operations                               ($0.08)             ($0.02)           ($0.08)            ($0.02)
   Discontinued Operations                               0.00                0.18              0.00               0.29
   Gain on sale of Dental Supplies business
      segment                                            0.02                0.00              0.02               0.00
                                                       ------              ------            ------             ------
   Net income (loss)                                   ($0.06)              $0.16            ($0.06)             $0.27
                                                       ======              ======            ======             ======


SHARES USED IN COMPUTING BASIC EARNINGS (LOSS)
   PER COMMON SHARE                                 5,040,622           5,034,392         5,040,622          5,034,392
                                                   ==========          ==========        ==========         ==========


DILUTED EARNINGS (LOSS) PER COMMON SHARE
   Continuing Operations                               ($0.08)             ($0.02)           ($0.08)            ($0.02)
   Discontinued Operations                               0.00                0.17              0.00               0.25
   Gain on sale of Dental Supplies business
      segment                                            0.02                0.00              0.02               0.00
                                                       ------              ------            ------             ------
   Net income (loss)                                   ($0.06)              $0.15            ($0.06)             $0.23
                                                       ======              ======            ======             ======


SHARES USED IN COMPUTING DILUTED EARNINGS (LOSS)
   PER COMMON SHARE                                 5,040,622           5,042,107         5,040,622          5,042,107
                                                   ==========          ==========        ==========         ==========


        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    For the
                                                                                                Six Months Ended
                                                                                                   December 31
                                                                                                   -----------
                                                                                            2001               2000
                                                                                            ----               ----
NET CASH USED IN OPERATING ACTIVITIES                                                    (2,750,855)        (1,377,462)
                                                                                        -----------        -----------

INVESTING ACTIVITIES:
    Maturities of marketable securities                                                           -             96,623
    Purchases of and deposits on property, plant and equipment                             (125,054)           (27,434)
    Proceeds from settlement of escrow relating to sale of Dental Supplies business segment, net of payments of liabilities relating to discontinued Dental
       Supplies business segment                                                            464,269                  -
                                                                                        -----------        -----------

                     Net cash provided by investing activities                              339,215             69,189
                                                                                        -----------        -----------

FINANCING ACTIVITIES:
    Net borrowings (repayments) under lines of credit                                             -            450,000
    Payments on capital lease obligations                                                   (52,097)           (58,314)
    Payments of long-term debt                                                              (36,933)          (313,365)
                                                                                        -----------        -----------

                     Net cash provided by (used in) financing activities                    (89,030)            78,321
                                                                                        -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (2,500,670)        (1,229,952)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            2,783,714          2,231,514
                                                                                        -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $283,044         $1,001,562
                                                                                           ========         ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                            29,742            284,555

    Income taxes paid                                                                     2,250,949            458,693

    Capital leases originated                                                               507,849            195,012



        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                   (Unaudited)

1. THE COMPANY:

Moyco Technologies, Inc. was incorporated in 1968 under the laws of the Commonwealth of Pennsylvania. As used herein, the term "Moyco" or the "Company" includes Moyco Technologies, Inc. and subsidiaries unless the context otherwise indicates. The Company, through its wholly owned subsidiary, Moyco Precision Abrasives, Inc., manufactures, markets, and distributes extremely uniform and fine abrasive films, commercial coated abrasives, slurries, polishing agents and related products. Moyco also provides technical assistance to its customers to optimize various polishing processes for the purpose of improving production yields and finished product performance. Moyco polishing materials are used by customers in various industries for a wide range of applications including, but not limited to, fiber-optics, metallurgical, semiconductor, lapidary, automotive parts, nail files, surgical and hobby.

2. GAIN ON SALE OF DISCONTINUED OPERATIONS:

On May 25, 2001 the Company completed the sale of its Dental Supplies business segment to Miltex Instrument Company, Inc., an affiliate of American Securities Capital Partners, LLP., for approximately $17,000,000., of which $1,000,000. was held in escrow in order to settle any adjustments to the sale price.

On October 26, 2001 the Company and Miltex Instrument Company, Inc., the purchaser of the Company's dental supply business, agreed upon the disbursements to be made out of the escrow account established in connection with the transaction. The parties agreed that an aggregate amount of $611,803 (including interest earned by the escrow account) would be paid to the Company and the balance of $398,410 would be delivered to Miltex. In addition, the Company obtained the rights to collect on four past-due and questionable accounts formerly related to the dental business, with an aggregate face value of $269,539. Collections of $67,983 on these accounts have been accounted for within the gain on sale. The remaining accounts have been assigned a $0 value on the Company's balance sheet, due to the continuing questionable status of their collectibility. Amounts collected from these customers in the current quarter, combined with the escrow receipts and adjustment of expenses accrued relating to the settlement totaled $94,521 (net of tax) and are accounted for within Gain on Sale of Dental Supplies Business Segment.

The operating results of the Dental Supplies business segment have been reported as discontinued operations for all periods presented.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's annual report on Form 10-K for the year ended June 30, 2001. Results of operations and cash flows for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the full year.


Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Ending inventories at interim periods are primarily estimated using the gross profit method.

4. LINES OF CREDIT:

The Company had a line of credit with a bank under which it could borrow up to $2,000,000 through December 31, 2001. There were no borrowings outstanding on the line of credit at December 31, 2001. Borrowings under the line bore interest at prime (5.5% at December 31, 2001) and were secured by all assets of the Company. The line of credit was subject to certain financial and non-financial covenants, which included, among others, a ratio of EBITDA to fixed charges, as defined, and a level of tangible net worth. Effective January 1, 2002, the existing line of credit was replaced with a new arrangement, in which the available borrowing amount is limited by the amount of accounts receivable and inventory, with a maximum borrowing amount of $2,000,000. Certain other financial covenants were adjusted to reflect the size of the Company as a result of the sale of the Dental Supplies business segment.

5. RECENT ACCOUNTING STANDARDS:

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

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for the purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on certain criteria in SFAS 141. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of the other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. Any intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets wire initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of the other intangible assets within the first interim quarter after adoption of SFAS 142. As of December 31, 2001, the Company has no recorded goodwill or other intangible assets, and thus management believes that implementation of this standard will not have any impact on the Company's financial position, results of operations or cash flows.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology such as, "may," "will," "expect," "anticipate," "intend," "plan," "project," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to (i) competition within the Company's industries; (ii) changes in the economics of the industries that the Company's serves; (iii) the effect of economic conditions; (iv) supply risks, including shortages and increases in the costs of key raw materials; and (v) dependence on the services of the Company's executive officers and other key operations and technical personnel.

Overview

The Company recorded net losses from continuing operations of ($390,949) and ($103,766) for the three months ended December 31, 2001 and 2000, respectively. The decline in operating results is attributable to a downturn in the high-tech manufacturing industries, and the fiber-optic industry in particular.

Due to the continuing pressures on economic outlook, as well as a downturn in the fiber-optic consumables market, the Company expects revenues from its proprietary fiber-optic polishing films to continue to be significantly depressed in the near future. Moyco's top two customers, along with other important accounts, continue to reduce inventories and staffing in order to combat the economic problems currently facing the fiber-optic industry as a whole. This short-term situation will directly and negatively affect the Company's revenues and profits. During the fiscal year ended June 30, 2001, sales of fiber-optic polishing films totaled approximately $6.5 million or 65% of total revenues generated by the Company. While Moyco has been diligently working with its customer base on new advanced products, which should secure improved long-term results once the industry returns to a growth trend, the short-term outlook remains negative. Based on discussions with, and public information released by manufacturers in the fiber-optic market, the Company is cautiously hopeful that greater sales can be achieved by the end of the current fiscal year. In the meantime, Moyco is also aggressively pursuing opportunities in markets outside of its core fiber-optic business including, but not limited to, roll finishing, automotive part, and metallurgical polishing. Ultimately, when fiber-optic connectors are installed for home and office use, Moyco should benefit from the increased demand for polishing films related to fiber-optic components used for this application.

On May 25, 2001 the Company completed the sale of its Dental Supplies business segment to Miltex Instrument Company, Inc., an affiliate of American Securities Capital Partners, LLP., for approximately $17,000,000., of which $1,000,000. was held in escrow in order to settle any adjustments to the sale price.

On October 26, 2001 the Company and Miltex Instrument Company, Inc., the purchaser of the Company's dental supply business, agreed upon the disbursements to be made out of the escrow account established in connection with the transaction. The parties agreed that an aggregate amount of $611,803 (including interest earned by the escrow account) would be paid to the Company and the balance of $398,410 would be delivered to Miltex. In addition, the Company obtained the rights to collect on four past-due and questionable accounts formerly related to the dental business, with an aggregate face value of $269,539. Collections of $67,983 on these accounts have been accounted for within the gain on sale. The remaining accounts have been assigned a $0 value on the Company's balance sheet, due to the continuing questionable status of their collectibility. Amounts collected from these customers in the current quarter, combined with the escrow receipts and adjustment of expenses accrued relating to the settlement totaled $94,521 (net of tax) and are accounted for within Gain on Sale of Dental Supplies Business Segment.

Results of Operations

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

Net sales for the three months ended December 31, 2001 decreased $1,474,148 (56.7%) versus the prior year quarter. The negative operating results were primarily due to significantly reduced revenues as a result of the downturn in the fiber-optic connector industry and other high-tech manufacturing sectors.

Gross profit for the three months ended December 31, 2001 decreased from $705,701 (27.1%) for the three months ended December 31, 2000 to $181,769 (16.1%) in the current quarter. This was due to the lower volume of sales, as well as temporary production difficulties that resulted in larger than normal quantities of unsaleable product. These tentative production difficulties are related to the implementation of new process controls and quality control procedures, and it is expected that these changes will ultimately allow the company to improve product consistency. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the Company's estimates of the manufacturing costs incurred.

Sales and marketing expenses increased $12,922 from $184,544 (7.1% of net sales) in the prior year quarter to $197,466 (17.5% of net sales) for the current year quarter primarily as a result of having a larger sales force and higher travel costs. These additional costs were expended as part of the Company's efforts to diversify its product mix in the wake of the downturn in the fiber-optic industry. General and administrative expenses decreased $189,097 from $581,151 (22.3% of net sales) for the prior year quarter to $392,054 (34.8% of net sales) for the current year quarter due to the Company's efforts to cut back on spending. The prior year's general and administrative costs also included non-recurring items such as software implementation costs and costs related indirectly to the sale of the Dental Supplies business segment.

Interest expense increased due to lower levels of cash and short-term investments, as well as due to the higher level of capital lease borrowings in comparison to the prior year quarter.

Six Months Ended December 31, 2001 Compared to Six Months Ended
December 31, 2000

Net sales for the six months ended December 31, 2001 decreased $2,722,011 from prior year period. As with the quarterly results, this decline was primarily due to a downturn in the high-tech manufacturing industries, and the fiber-optic industry in particular.

Gross profit decreased from $1,416,970 (26.3% of net sales) for the six months ended December 31, 2000 to $755,248 (28.4% of net sales) for the current year period. The drop in gross profit is due to the aforementioned decrease in net sales. The production difficulties mentioned under the quarterly results also contributed to the reduction in gross profit. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as percentage of net sales are due to changes in the product mix offered by the Company.

Sales and marketing expenses increased from $400,330 (7.4% of net sales) for the six months ended December 31, 2000 to $446,772 (16.8% of net sales) for the current year period primarily as a result of having a larger sales force and higher travel costs. These additional costs were expended as part of the Company's efforts to diversify its product mix in the wake of the downturn in the fiber-optic industry. General and administrative expenses decreased from $1,016,688 (18.9% of net sales) to $725,248 (27.3% of net sales), due to the
Company's efforts to reduce spending. The prior year's general and administrative costs also included non-recurring items such as software implementation costs and costs related indirectly to the sale of the Dental Supplies business segment.

Interest expense decreased due to lower levels of outstanding borrowings under the line of credit, as well as investment of the proceeds from the sale of the Dental Supplies business segment.

Liquidity and Capital Resources

Historically, the Company's primary source of liquidity has been cash flow from operations. These funds, combined with borrowings under long-term debt and capital lease obligations with both banks and municipal authorities and the net proceeds from the sale of the Dental Supplies business segment, have provided the liquidity to finance the Company's capital expenditures. Substantially all of the Company's assets are pledged as collateral for its long-term debt.

Net cash of ($2,750,855) and ($1,377,462) was used in operating activities in the six months ended December 31, 2001 and 2000, respectively. The increased use of cash between periods was primarily a result of the higher level of net loss from continuing operations in the current year period.

On Oct 16, 2001 the Company's Board of Directors authorized the repurchase of up to $1 million of Moyco common stock. The program commenced immediately and will continue through December 31, 2002. At the discretion of management, purchases may be made from time to time in open market transactions subject to market conditions, the price of the common stock, and available financial resources. As of the date of this filing, no shares have been repurchased under this program.

Cash expenditures for property, plant and equipment totaled $125,054 for the six months ended December 31, 2001 and $27,434 for the six months ended December 31, 2000. Additions to property, plant and equipment that were financed by means of capital leases in the two periods amounted to $507,849 and $195,012 respectively. The Company expects to spend no additional amounts in fiscal 2002 on capital expenditures, beyond those needed to maintain the current asset base.

Also, during the six months ended December 31, 2001, the Company received proceeds from the escrow account relating to the discontinued Dental Supplies business segment. These proceeds, net of payment of liabilities relating to this discontinued segment, amounted to a net cash inflow of $464,269. The Company does not expect to receive any significant funds in the future relating to its discontinued operations.

For the six months ended December 31, 2001 and 2000, the Company made payments on long-term debt of $36,933 and $313,365, respectively.

The Company had a line of credit with a bank under which it could borrow up to $2,000,000 through December 31, 2001. There were no borrowings outstanding on the line of credit at December 31, 2001. Borrowings under the line bore interest at prime (5.5% at December 31, 2001) and were secured by all assets of the Company. The line of credit was subject to certain financial and non-financial covenants, which included, among others, a ratio of EBITDA to fixed charges, as defined, and a level of tangible net worth. Effective January 1, 2002, the existing line of credit was replaced with a new arrangement, in which the available borrowing amount is limited by the amount of accounts receivable and inventory, with a maximum borrowing amount of $2,000,000. Certain other financial covenants were adjusted to reflect the size of the Company as a result of the sale of the Dental Supplies business segment.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

Moyco held its Annual Meeting of shareholders on December 12, 2001. As of the record date of October 31, 2001, there were 5,040,622 shares outstanding and eligible to vote at the Annual Meeting. At the Annual Meeting, shareholders approved the following actions:

          1.      Election Of Directors.
                  ---------------------

                  Shareholders were requested to vote on the election of the following seven directors, each of whom was elected by the shareholders:

--------------------------------------------------------------------------------------------------------------------
           Nominee                 Votes Cast in Favor            Votes Against             Percentage in Favor
--------------------------------------------------------------------------------------------------------------------
Marvin E. Sternberg                     4,667,334                     9,543                         99%
--------------------------------------------------------------------------------------------------------------------
William Woodhead                        4,667,334                     9,543                         99%
--------------------------------------------------------------------------------------------------------------------
Irvin C. Paul                           4,666,366                    10,511                         99%
--------------------------------------------------------------------------------------------------------------------
Marvin Cravetz                          4,667,455                     9,422                         99%
--------------------------------------------------------------------------------------------------------------------
Donald Gleklen                          4,667,455                     9,422                         99%
--------------------------------------------------------------------------------------------------------------------
Cathy Neifeld                           4,666,487                    10,390                         99%
--------------------------------------------------------------------------------------------------------------------
Fletcher Wiley                          4,666,487                    10,390                         99%
--------------------------------------------------------------------------------------------------------------------


          2.      Adoption of 2001 Employee Stock Option Plan
                  -------------------------------------------

                  Shareholders were requested to approve adoption of the 2001 Employee Stock Option Plan to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees of the Company.

--------------------------------------------------------------------------------------------------------------------
          Votes Cast in Favor                       Votes Against                        Votes Abstaining
--------------------------------------------------------------------------------------------------------------------
               3,654,318                               190,760                                5,178
--------------------------------------------------------------------------------------------------------------------

          3.      Adoption of 2001 Non-Executive Director Stock Option Plan
                  ----------------------------------------------------------

                  Shareholders were requested to approve adoption of the 2001 Non-Executive Director Stock Option Plan to provide for the grant to non-employee directors of (a) 7,500 options to purchase Moyco common stock upon joining the Board and (b) 7,500 options to purchase Moyco common stock each January 15 thereafter, pro rata, based on the time the director has served in such capacity during the previous year.

--------------------------------------------------------------------------------------------------------------------
          Votes Cast in Favor                       Votes Against                        Votes Abstaining
--------------------------------------------------------------------------------------------------------------------
               3,636,749                               204,075                                9,432
--------------------------------------------------------------------------------------------------------------------



ITEM 6.  Exhibits and Reports on Form 8-K

           (a) The following is a list of exhibits filed as part of the Form 10-QSB.

                  None.

           (b)   Reports on Form 8-K

                    1. The Company filed a Form 8-K on January 8, 2002, pursuant to Item 5 of such Form, announcing the cessation of the Company's relationship with BDO Seidman, LLP as certifying accountants and the Company's retention of WithumSmith + Brown as its new certifying accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MOYCO TECHNOLOGIES, INC.

Dated:  February 12, 2002                BY: /s/ Marvin E. Sternberg
                                             ---------------------------
                                             Marvin E. Sternberg
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer) and
                                             Director

Dated:  February 12, 2002                BY: /s/ Mark E. Sternberg
                                             -------------------------
                                             Mark E. Sternberg
                                             Chief Financial Officer
                                             (Principal Financial Officer)