Form 10QSB
period 2002-03-31
MOYCO TECHNOLOGIES INC
filed 2002-05-13
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


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

                                YES __X__ NO ___

Indicate the number of shares outstanding of each of the Registrant's classes of Common stock as of March 31, 2002: 5,040,622 shares of Common stock, par value $.005 per share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                         March 31,        June 30,
                                                                                           2002             2001
                                                                                           ----             ----
                                ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                             $59,201        $2,783,714
    Accounts receivable, net of reserves of $194,767 and $282,157                         700,542         1,195,852
    Other receivables                                                                           -         1,000,000
    Inventories, estimated                                                              3,034,835         2,675,832
    Deferred income taxes                                                                       -            23,821
    Prepaid and refundable income taxes                                                   351,892                 -
    Prepaid expenses and other current assets                                              42,548            14,360
                                                                                      -----------       -----------

                Total current assets                                                    4,189,018         7,693,579
                                                                                      -----------       -----------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                                   65,000            65,000
    Buildings and improvements                                                          2,151,333         2,146,055
    Machinery and equipment                                                             3,312,084         2,711,574
    Furniture and fixtures                                                                383,345           379,850
    Automotive equipment                                                                   91,119            91,119
    Construction in progress                                                               33,598                 -
                                                                                      -----------       -----------

                                                                                        6,036,479         5,393,598
    Less- Accumulated depreciation and amortization                                   (3,594,766)       (3,394,183)
                                                                                      -----------       -----------

                Net property, plant and equipment                                       2,441,713         1,999,415
                                                                                      -----------       -----------

OTHER ASSETS:
    Deferred income taxes                                                                       -            87,457
    Other assets                                                                           50,340            61,638
                                                                                      -----------       -----------

                                                                                       $6,681,071        $9,842,089
                                                                                      ===========       ===========

        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                   (Continued)

                                                                                        March 31,         June 30,
                                                                                          2002              2001
                                                                                          ----              ----

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of capital lease obligations                                           96,753            84,882
    Current portion of long-term debt                                                      34,167            51,050
    Accounts payable                                                                      411,889         1,058,845
    Income taxes payable                                                                        -         2,167,975
    Accrued expenses                                                                      123,218           124,383
    Accrued expenses associated with discontinued operations                              108,064           709,799
                                                                                       ----------        ----------

                Total current liabilities                                                 774,091         4,196,934
                                                                                       ----------        ----------

CAPITAL LEASE OBLIGATIONS                                                                 666,744           246,205
                                                                                       ----------        ----------

LONG-TERM DEBT                                                                            530,887           559,049
                                                                                       ----------        ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.005 par value, 2,500,000
       shares authorized, none issued and outstanding                                           -                 -
    Common stock, $.005 par value, 15,000,000
       shares authorized, 5,767,582 shares issued                                          28,833            28,833
    Retained earnings                                                                   4,830,964         4,961,516
    Less - Treasury stock of 726,960 shares,
       at cost                                                                          (150,448)         (150,448)
                                                                                       ----------        ----------

                Total shareholders' equity                                              4,709,349         4,839,901
                                                                                       ----------        ----------

                                                                                       $6,681,071        $9,842,089
                                                                                       ==========        ==========

        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the                               For the
                                                          Three Months Ended                     Nine Months Ended
                                                               March 31                              March 31
                                                               --------                              --------
                                                        2002               2001               2002              2001
                                                        ----               ----               ----              ----
NET SALES                                           $1,213,606         $2,689,673        $3,866,476         $8,064,554

COST OF GOODS SOLD                                     808,911          2,044,700         2,706,533          6,002,611
                                                    ----------         ----------        ----------         ----------

               Gross profit                            404,695            644,973         1,159,943          2,061,943

OPERATING EXPENSES:
   Sales and marketing                                 176,716            346,649           623,488            796,979
   Research and development                             24,324             41,184            56,930             45,344
   General and administrative                          325,384            548,986         1,050,633          1,565,674
                                                    ----------         ----------        ----------         ----------

         Total operating expenses                      526,424            936,819         1,731,051          2,407,997
                                                    ----------         ----------        ----------         ----------

                Loss from operations                 (121,729)          (291,846)         (571,108)          (346,054)

INTEREST (EXPENSE), net                               (19,955)          (101,961)          (22,474)          (120,992)

OTHER INCOME (EXPENSE), net                             37,557            (4,140)            50,372             33,426
                                                    ----------         ----------        ----------         ----------

               (Loss) from continuing operations
                      before income taxes            (104,127)          (397,947)         (543,210)          (433,620)

PROVISION FOR (BENEFIT FROM) INCOME TAXES             (40,525)            349,664         (103,152)            237,408
                                                    ----------         ----------        ----------         ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS             ($63,602)          ($48,283)        ($440,058)         ($196,212)

DISCONTINUED OPERATIONS

   INCOME FROM OPERATIONS OF DISCONTINUED DENTAL
   SUPPLIES BUSINESS SEGMENT (LESS APPLICABLE INCOME
   TAXES OF $0., $627,842., $0. and $954,205.)               -           $138,715                 -         $1,586,961

   GAIN ON SALE OF DENTAL SUPPLIES BUSINESS SEGMENT
   (LESS APPLICABLE INCOME TAXES OF ($214,985), $0.,
   ($151,985) and $0)                                  214,985                  -           309,506                  -
                                                    ----------         ----------        ----------         ----------

NET INCOME  (LOSS)                                    $151,383            $90,432        ($130,552)         $1,390,749
                                                    ==========         ==========        ==========         ==========


BASIC EARNINGS (LOSS) PER COMMON SHARE
   Continuing Operations                               ($0.01)            ($0.01)           ($0.09)            ($0.04)
   Discontinued Operations                                0.00               0.03              0.00               0.31
   Gain on sale of Dental Supplies business segment       0.04               0.00              0.06               0.00
                                                    ----------         ----------        ----------         ----------
   Net income (loss)                                     $0.03              $0.02           ($0.03)              $0.27
                                                    ==========         ==========        ==========         ==========


SHARES USED IN COMPUTING BASIC EARNINGS (LOSS)
   PER COMMON SHARE                                  5,040,622          5,034,392         5,040,622          5,034,392
                                                    ==========         ==========        ==========         ==========


DILUTED EARNINGS (LOSS) PER COMMON SHARE
   Continuing Operations                               ($0.01)            ($0.01)           ($0.09)            ($0.04)
   Discontinued Operations                                0.00               0.03              0.00               0.31
   Gain on sale of Dental Supplies business segment       0.04               0.00              0.06               0.00
                                                    ----------         ----------        ----------         ----------
   Net income (loss)                                     $0.03              $0.02           ($0.03)              $0.27
                                                    ==========         ==========        ==========         ==========


SHARES USED IN COMPUTING DILUTED EARNINGS (LOSS)
   PER COMMON SHARE                                  5,040,622          5,034,392         5,040,622          5,034,392
                                                    ==========         ==========        ==========         ==========

        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     For the
                                                                                               Nine Months Ended
                                                                                                   March 31
                                                                                            ------------------------
                                                                                            2002                2001
                                                                                            ----                ----

Net cash used in operating activities                                                    (2,949,014)          (474,045)
                                                                                        -----------          ---------

INVESTING ACTIVITIES:
    Maturities of marketable securities                                                           -             96,623
    Purchases of and deposits on property, plant and equipment                             (135,032)           (33,056)
    Proceeds from sales of property, plant and equipment                                     15,748                  -
    Proceeds from settlement of escrow relating to sale of Dental Supplies business segment, net of payments of liabilities relating to
         discontinued Dental Supplies business segment                                      464,269                  -
                                                                                        -----------          ---------

                     Net cash provided by investing activities                              344,985             63,567
                                                                                        -----------          ---------

FINANCING ACTIVITIES:
    Net borrowings (repayments) under lines of credit                                             -            700,000
    Payments on capital lease obligations                                                   (75,440)          (106,069)
    Payments of long-term debt                                                              (45,045)          (499,871)
    Issuance of common stock                                                                      -              9,945
                                                                                        -----------          ---------

                     Net cash provided by (used in) financing activities                   (120,485)           104,005
                                                                                        -----------          ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (2,724,513)          (306,473)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            2,783,714          2,231,514
                                                                                        -----------          ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $59,201         $1,925,041
                                                                                        ===========         ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                           $50,150           $108,993

    Income taxes paid                                                                    $2,174,708           $136,842

    Capital leases originated                                                              $507,849           $195,012


        The accompanying notes are an integral part of these statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

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

2. GAIN ON SALE OF DISCONTINUED OPERATIONS:

On May 25, 2001 the Company completed the sale of its Dental Supplies business segment to Miltex Instrument Company, Inc., an affiliate of American Securities Capital Partners, LLP. for approximately $17,000,000., of which $1,000,000. was held in escrow in order to settle any adjustments to the sale price.

On October 26, 2001 the Company and Miltex Instrument Company, Inc., the purchaser of the Company's dental supply business, agreed upon the disbursements to be made out of the escrow account established in connection with the transaction. The parties agreed that an aggregate amount of $611,803 (including interest earned by the escrow account) would be paid to the Company and the balance of $398,410 would be delivered to Miltex. In addition, the Company obtained the rights to collect on four past-due and questionable accounts formerly related to the dental business, with an aggregate face value of $269,539. Collections of $67,983 on these accounts have been accounted for within the gain on sale. The remaining accounts have been assigned a $0 value on the Company's balance sheet, due to the continuing questionable status of their collectibility. Amounts collected from these customers in the quarter ended December 31, 2001, combined with the escrow receipts and adjustment of expenses accrued relating to the settlement totaled $94,521 (net of tax) and are accounted for within Gain on Sale of Dental Supplies Business Segment. An additional tax benefit of $214,985 was recorded during the quarter ended March 31, 2002.

The operating results of the Dental Supplies business segment have been reported as discontinued operations for all periods presented.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001. Results of operations and cash flows for the three and nine-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year.


Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Ending inventories at interim periods are primarily estimated using the gross profit method.

4. LINES OF CREDIT:

The Company has a line of credit with a bank in which the available borrowing amount is determined by the amount of accounts receivable and inventory, with a maximum borrowing amount of $2,000,000. Based on this formula, the amount available under the arrangement was $1,650,631 at March 31, 2002. There were no borrowings outstanding on the line of credit at March 31, 2002. Borrowings under the line bear interest at prime (5.5% at March 31, 2002) and are secured by all assets of the Company. The line of credit is subject to certain financial and non-financial covenants, which include, among others, a ratio of EBITDA to fixed charges, as defined, and a level of tangible net worth. The Company was out of compliance with certain financial covenants under this lending arrangement at December 31, 2001 and March 31, 2002, but has obtained a waiver of these defaults from the bank.

Subsequent to March 31, 2002, this credit facility was amended in order to limit the available borrowing amount to the amount of qualified accounts receivable (as defined in the agreement), with a maximum borrowing amount of $2,000,000. Based on this formula, the amount that would have been available under the arrangement at March 31, 2002 was approximately $650,000. The interest rate on borrowings under this arrangement was adjusted to prime plus one-half point.


5.  SUBSEQUENT EVENT- SHARES ISSUED TO CONSULTANTS:

Subsequent to the quarter, in April of 2002, the Company issued 46,154 shares of restricted common stock, valued at approximately $48,000 on date of issuance, to a consulting firm for professional services to review and evaluate strategic alternatives, including but not limited to mergers, acquisitions, and other potential alliances.


6.  RECENT ACCOUNTING STANDARDS:

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

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for the purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on certain criteria in SFAS 141. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of the other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. Any intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of the other intangible assets within the first interim quarter after adoption of SFAS 142. As of December 31, 2001, the Company has no recorded goodwill or other intangible assets, and thus management believes that implementation of this standard will not have any impact on the Company's financial position, results of operations or cash flows.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology such as, "may," "will," "expect," "anticipate," "intend," "plan," "project," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to (i) competition within the Company's industries; (ii) changes in the economics of the industries that the Company serves; (iii) the effect of economic conditions; (iv) supply risks, including shortages and increases in the costs of key raw materials; and (v) dependence on the services of the Company's executive officers and other key operations and technical personnel.

Overview

The Company recorded net (loss) from continuing operations of ($63,602) and ($48,283) for the three months ended March 31, 2002 and 2001, respectively. The improvement in operating results is attributable to higher gross margins on sales, as well as reduced spending in selling, general and administrative areas.

Due to the continuing pressures on its economic outlook, as well as a downturn in the fiber-optic consumables market, the Company expects revenues from its proprietary fiber-optic polishing films to continue to be significantly depressed in the near future. Moyco's top two customers, along with other important accounts, continue to reduce inventories and staffing in order to combat the economic problems currently facing the fiber-optic industry as a whole. This short-term situation will directly and negatively affect the Company's revenues and profits. During the fiscal year ended June 30, 2001, sales of fiber-optic polishing films totaled approximately $6.5 million or 65% of total revenues generated by the Company. While Moyco has been diligently working with its customer base on new advanced products, which should secure improved long-term results once the fiber-optics industry returns to a growth trend, the short-term outlook remains negative. Based on discussions with, and public information released by manufacturers in the fiber-optic market, the Company is cautiously hopeful that greater sales can be achieved by the end of the current fiscal year. In the meantime, Moyco is also aggressively pursuing opportunities in markets outside of its core fiber-optic business including, but not limited to, roll finishing, automotive part, and metallurgical polishing. Ultimately, when fiber-optic connectors are installed for home and office use, Moyco should benefit from the increased demand for polishing films related to fiber-optic components used for this application.

The Company is constantly evaluating its capital structure and considering opportunities for strategic alliances, mergers, acquisitions, secondary offerings, private placements or other transactions. The Company continues to evaluate and review possible acquisition and/or merger opportunities. Among other items, the Company would consider the following factors in determining whether or not to pursue an acquisition or alliance: (i) growth potential; (ii) return on investment; (iii) risk versus reward analysis; and (iv) potential to increase shareholder value.

On May 25, 2001 the Company completed the sale of its Dental Supplies business segment to Miltex Instrument Company, Inc., an affiliate of American Securities Capital Partners, LLP, for approximately $17,000,000., of which $1,000,000. was held in escrow in order to settle any adjustments to the sale price.

On October 26, 2001 the Company and Miltex Instrument Company, Inc., the purchaser of the Company's dental supply business, agreed upon the disbursements to be made out of the escrow account established in connection with the transaction. The parties agreed that an aggregate amount of $611,803 (including interest earned by the escrow account) would be paid to the Company and the balance of $398,410 would be delivered to Miltex. In addition, the Company obtained the rights to collect on four past-due and questionable accounts formerly related to the dental business, with an aggregate face value of $269,539. Collections of $67,983 on these accounts have been accounted for within the gain on sale. The remaining accounts have been assigned a $0 value on the Company's balance sheet, due to the continuing questionable status of their collectibility. Amounts collected from these customers in the quarter ended December 31, 2001, combined with the escrow receipts and adjustment of expenses accrued relating to the settlement totaled $94,521 (net of tax) and are accounted for within Gain on Sale of Dental Supplies Business Segment. An additional tax benefit of $214,985 was recorded during the quarter ended March 31, 2002.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001
-------------------------------------------------------------------------------

Net sales for the three months ended March 31, 2002 decreased $1,476,067 (54.8%) versus the prior year quarter. The negative operating results were primarily due to significantly reduced revenues as a result of the downturn in the fiber-optic connector industry and other high-tech manufacturing sectors.

Gross profit for the three months ended March 31, 2002 decreased from $644,973 (23.9%) for the three months ended March 31, 2001 to $404,695 (33.3%) in the current quarter. This was due to the lower volume of sales, as offset by a higher estimate of gross profit percentage being used for the current year quarter. As the Company continues to use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the Company's estimates of the manufacturing costs incurred.

Sales and marketing expenses decreased $169,933 from $346,649 (12.8% of net sales) in the prior year quarter to $176,716 (14.5% of net sales) for the current year quarter primarily as a result of the lower volume of sales and cost-cutting measures. General and administrative expenses decreased $223,602 from $548,986 (20.4% of net sales) for the prior year quarter to $325,384 (26.8% of net sales) for the current year quarter due to the Company's efforts to cut back on spending. The prior year's general and administrative costs also included non-recurring items such as software implementation costs and costs related indirectly to the sale of the Dental Supplies business segment.

Interest expense decreased due to the use of proceeds from the May, 2001 sale of the Company's Dental Supplies business segment to pay down outstanding borrowings.

Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2001
-----------------------------------------------------------------------------

Net sales for the nine months ended March 31, 2002 decreased $4,198,078 (52.0%) from the prior year period. As with the quarterly results, this decline was primarily due to a downturn in the high-tech manufacturing industries, and the fiber-optic industry in particular.

Gross profit decreased from $2,061,943 (25.5% of net sales) for the nine months ended March 31, 2001 to $1,159,943 (30.0% of net sales) for the current year period. The drop in gross profit is due to the aforementioned decrease in net sales, as offset by a higher estimate of gross profit percentage being used for the current year quarter. As the Company continues to primarily use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the product mix offered by the Company.

Sales and marketing expenses decreased from $796,979 (9.8% of net sales) for the nine months ended March 31, 2001 to $623,488 (16.1% of net sales) for the current year period due to the lower volume of sales, as offset by having a larger sales force and higher travel costs. These additional costs were expended as part of the Company's efforts to diversify its product mix in the wake of the downturn in the fiber-optic industry. General and administrative expenses decreased from $1,565,674 (19.4% of net sales) to $1,050,633 (27.1% of net sales), due to the Company's efforts to reduce spending. The prior year's general and administrative costs also included non-recurring items such as software implementation costs and costs related indirectly to the sale of the Dental Supplies business segment.

Interest expense decreased due to the use of proceeds from the May, 2001 sale of the Company's Dental Supplies business segment to pay down outstanding borrowings, as well as the investment of remaining proceeds.

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

Net cash of ($2,949,014) and ($474,045) was used in operating activities in the nine months ended March 31, 2002 and 2001, respectively. The increased use of cash between periods was primarily a result of payment in the current period of taxes relating to the sale of the Company's Dental Supplies business segment in the prior year.

On Oct 16, 2001 the Company's Board of Directors authorized the repurchase of up to $1 million of Moyco common stock. The program commenced immediately and will continue through December 31, 2002. At the discretion of management, purchases may be made from time to time in open market transactions subject to market conditions, the price of the common stock, and available financial resources. On April 11, 2002, a total of 500 shares at a price of $1.03 per share were repurchased, representing all shares repurchased under this program.

Cash expenditures for property, plant and equipment totaled $135,032 for the nine months ended March 31, 2002 and $33,056 for the nine months ended March 31, 2001. Additions to property, plant and equipment that were financed by means of capital leases in the two periods amounted to $507,849 and $195,012 respectively. The Company expects to spend no additional amounts in fiscal 2002 on capital expenditures, beyond those needed to maintain the current asset base.

Also, during the nine months ended March 31, 2002, the Company received proceeds from the escrow account relating to the discontinued Dental Supplies business segment. These proceeds, net of payment of liabilities relating to this discontinued segment, amounted to a net cash inflow of $464,269. The Company does not expect to receive any significant funds from the buyer in the future relating to its discontinued operations.

For the nine months ended March 31, 2002 and 2001, the Company made payments on long-term debt of $45,045 and $499,871, respectively.

The Company has a line of credit with a bank in which the available borrowing amount is determined by the amount of accounts receivable and inventory, with a maximum borrowing amount of $2,000,000. Based on this formula, the amount available under the arrangement was $1,650,631 at March 31, 2002. There were no borrowings outstanding on the line of credit at March 31, 2002. Borrowings under the line bear interest at prime (5.5% at March 31, 2002) and are secured by all assets of the Company. The line of credit is subject to certain financial and non-financial covenants, which include, among others, a ratio of EBITDA to fixed charges, as defined, and a level of tangible net worth. The Company was out of compliance with certain financial covenants under this lending arrangement at December 31, 2001 and March 31, 2002, but has obtained a waiver of these defaults from the bank.

Subsequent to March 31, 2002, this credit facility was amended in order to limit the available borrowing amount to the amount of qualified accounts receivable (as defined in the agreement), with a maximum borrowing amount of $2,000,000. Based on this formula, the amount that would have been available under the arrangement at March 31, 2002 was approximately $650,000. The interest rate on borrowings under this arrangement was adjusted to prime plus one-half point.

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

None.

ITEM 6.  Exhibits and Reports on Form 8-K

           (a) The following is a list of exhibits filed as part of the Form 10-QSB.

                  None.

           (b)   Reports on Form 8-K

                 1. Report on Form 8-K dated January 3, 2002.
                 Item 4 - Change in Registrant's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MOYCO TECHNOLOGIES, INC.

Dated: May 13, 2002              BY: /s/ Marvin E. Sternberg
                                 ---------------------------
                                        Marvin E. Sternberg
                                        Chairman of the Board, President
                                        and Chief Executive Officer (Principal
                                        Executive Officer) and Director

Dated: May 13, 2002              BY: /s/ Mark E. Sternberg
                                 -------------------------
                                        Mark E. Sternberg
                                        Chief Financial Officer
                                        (Principal Financial Officer)