Form 10KSB
period 2002-06-30
MOYCO TECHNOLOGIES INC
filed 2002-10-11
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

                          Commission File No. 000-04123

                            MOYCO TECHNOLOGIES, INC.
                  (Name of small business issuer in its charter

         Pennsylvania                                   23-1697233
---------------------------------        --------------------------------------
  (State or other jurisdiction            (IRS Employer Identification Number)
of incorporation or organization)

       200 Commerce Drive
  Montgomeryville, Pennsylvania                           18936
---------------------------------        --------------------------------------
     (Address of principal                              (Zip Code)
       executive offices)

       Registrant's telephone number, including area code: (215) 855-4300
-------------------------------------------------------------------------------
         Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
---------------------------------      -----------------------------------------
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

                               YES X       NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Registrant's net revenues for the year ended June 30, 2002 were $5,197,900.

Aggregate market value of the voting stock held by non-affiliates of the registrant on October 1, 2002 computed by reference to the closing bid price of the registrant's Common Stock as reported by NASDAQ on that date ($0.35):
$586,215

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.005 per share (the "Common Stock"), as of October 1, 2002, was 5,094,076.

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

Recent Developments
-------------------

Sale of Dental Supplies Business and Use of Proceeds

Up until May 25, 2001, the Company was engaged in the manufacturing, marketing and distributing of dental supplies such as waxes, abrasives, medicaments, dental mirrors, endodontic (root canal) instruments, materials and equipment, sundry dental items, hand instruments, sterilization items, as well as the repacking and distributing of other dental products for sale to the professional dental market. On May 25, 2001, the Company completed the sale of this business segment to Miltex Instrument Company, Inc. ("Miltex"), an affiliate of American Securities Capital Partners, LLP. The operating results of the dental supplies business segment have been reported as discontinued operations for all periods presented.

Fiber-Optic Industry Downturn

Due to continued pressures on economic outlook, as well as the severe downturn in the fiber-optic consumables market, the Company expects revenues from its proprietary fiber-optic polishing films to continue to be depressed for the foreseeable future. Several of Moyco's most significant accounts are continuing the process of reducing inventories and production levels to combat the economic problems currently facing the fiber-optic industry as a whole. This short-term situation will continue to directly negatively affect Moyco revenues and profits. During the fiscal years ended June 30, 2002 and 2001, sales of fiber-optic polishing films totaled approximately $2.6 million or 49% and $6.5 million or 65%, respectively of total revenues generated by the Company. While Moyco has been diligently working with its customer base on new advanced products which should secure improved long-term results once the industry returns to a growth trend, the short-term (one-year) outlook remains negative. Moyco is also aggressively pursuing opportunities in markets outside of its core fiber-optic business including, but not limited to, roll finishing, automotive part, and metallurgical polishing. Ultimately, when fiber-optic connectors are as a matter of standard practice installed for home and office use, Moyco should benefit from the increased demand for polishing films related to fiber-optic components used for this application.

Cost Containment Measures

We continue to restructure the Company to be proactive in cost reduction while increasing our sales efforts. The Company has taken major cost containment steps by reducing staffing and non-essential expenses. Measures taken to date have included reductions in headcount, negotiated fee reductions by professional service firms, and salary reductions by several employees.

Refinancing of Mortgages and Capital Leases

Subsequent to the fiscal year end, on September 27, 2002, the Company restructured its debt obligations by entering into a mortgage agreement in the amount of $1,550,000 with an insurance company. The proceeds were used to retire all outstanding long-term debt and buy out all capital leases, as well as providing working capital of $142,476 to the Company. The new loan bears a fixed interest rate of 7.42%, and has a ten-year term and twenty-year amortization.

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

Based on available industry information, fiber-optic technologies will be widely installed in both the home and workplace, resulting in increased demand for the Company's polishing films. As a result, the Company believes that the long-term outlook for its business is positive, based on its expectation of an eventual return to historical growth rates in the fiber-optic consumables market.

Market Diversification Plan

The Company is actively pursuing a plan to enter several markets with new products incorporating its abrasives manufacturing technologies. If successful, the Company may establish a new business segment covering products for these new markets.

Noncompliance with NASDAQ Minimum Bid and Market Value Requirements

In July 2002, the Company was notified by NASDAQ that for thirty (30) consecutive days, the bid price of Moyco common stock had closed below the minimum $1.00 per share requirement for continued listing.

In accordance with NASDAQ regulations, Moyco has been provided with a grace period of 180 calendar days, or until January 22, 2003 to regain compliance. If, at anytime before January 22, 2003, the bid price of Moyco common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive trading days, Moyco will be notified that it complies with the NASDAQ minimum bid rule. In the event that the Company is delisted from the NASDAQ SmallCap Market, the Company's common stock will be traded in the over the counter ("OTC") market between dealers in securities.

In October 2002, the Company was notified by NASDAQ that for thirty (30) consecutive days, the Minimum Market Value of Publicly Held Shares for Moyco common stock had not met the required minimum of $1,000,000 for continued listing.

In accordance with NASDAQ regulations, Moyco has been provided with a grace period of 90 calendar days, or until January 6, 2003 to regain compliance. If, at anytime before January 6, 2003, Moyco's Minimum Market Value of Publicly Held Shares is maintained at $1,000,000 or more for a minimum of ten (10) consecutive trading days, Moyco will be notified that it complies with the rule. In the event that the Company is delisted from the NASDAQ SmallCap Market, the Company's common stock will be traded in the over the counter ("OTC") market between dealers in securities.

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

During the years ended June 30, 2002 and 2001, two customers combined for 27.7% and 30.3%, respectively of the Company's total net sales.

Sales in the Precision Abrasives segment to overseas customers were 30.0% and 33.1% of total net sales for the years ended June 30, 2002 and 2001, respectively.

The Company's abrasives made for the toy and hobby industry ("Flexi-I-Grit") are sold by a master distributor and other repackers through the use of private label arrangements. "Ultralap" products produced for high-tech manufacturing industries are sold by in-house sales personnel, while also relying on some commissioned sales agents and independent brokers. Marketing of the Company's products is performed via maintenance of a website describing the Company's products, attendance at trade shows, catalogs, technical and sales meetings with customers, and telephone calls to companies included in trade listings of high-tech manufacturers.

The Company's backlog of orders was $110,521 and $750,235 as of June 30, 2002 and as of June 30, 2001, respectively.

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

Sources and Availability of Supplies

The Company has experienced no significant problems in the purchase of raw materials. It is impossible to predict future shortages of raw materials or the impact such shortages would have on the Company's operating results or financial condition. One supplier provided 17.0% of total raw materials during the fiscal year ended June 30, 2002, while another supplier provided 34.7% of total raw materials during the fiscal year ended June 30, 2001. In the event that any vendor became unable or unwilling to fill the Company's requirements, the Company believes that another supplier could be obtained with little disruption, due to the large number of alternative vendors available.

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

Research and Development

The Company engages in research activities directed toward the development of new products relating to current product lines and the improvement of existing products. Spending for research and development totaled $64,636 and $73,755 for the years ended June 30, 2002 and 2001, respectively.

Competition

All of the lines of business in which the Company is presently engaged are highly competitive. There are only a small number of manufacturers capable of producing products similar to Moyco's, however these companies are larger and have greater financial resources and more sales representatives than the Company. The Company's significant competitors are 3M, Nippon Mining Company/Mipox, and St. Gobain.

Employees

As of June 30, 2002, the Company employed 51 persons, of whom 38 were involved in manufacturing, 6 engaged in marketing, sales and customer support, and 7 engaged in management and administration. None of the Company's employees is represented by a labor union or collective bargaining agreement. The Company has had no work stoppages and considers its relationship with its employees to be good. The Company believes that its future success will depend in part on its combined ability to attract, hire and retain qualified personnel. See "Special Considerations and Risk Factors -- Dependence on Key Personnel."

Regulatory Matters

The manufacturing, packaging, labeling, advertising, promotion, distribution and sale of the Company's products are subject to regulation by numerous national and local governmental agencies in the United States of America and other countries. The Company is subject to regulation under federal, state, and local laws and regulations governing pollution and protection of human health and the environment, including air emissions, water discharges, management and cleanup of solid and hazardous substances and wastes. The Company believes that its facilities and operations are in material compliance with all existing applicable laws and regulations. The Company cannot, at this time, estimate the impact of any future laws or regulations on its future operations or future capital expenditure requirements. The Company is not aware of any pending federal or state legislation that would have a material impact on the Company's financial position, results of operations or capital expenditure requirements.

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

The Company is concentrated in only one line of business, and has incurred substantial losses in light of the current economic conditions.

Subsequent to the sale of its Dental Supplies business segment, the Company is solely dependent on sales from its abrasives product line. Historically, sales from this product line have been concentrated in the fiber-optics market. Concentration on only one line of business leaves the Company undiversified, and prone to profitability swings due to changes in that one market. The Company incurred income (losses) of ($1,070,162) and $210,247 from its continuing operations for the fiscal years ended June 30, 2002 and 2001, respectively. The loss is primarily attributable to the downturn in the fiber-optics market. Although steps have been taken to diversify the customer base in regard to their industries, the Company's success remains subject to levels of spending by high-tech companies. The Company's prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line and the competitive environment in which it operates. There can be no assurance that the Company will be able to achieve profitable operations in future operating periods.

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

The Company's success will depend, in part, on its ability to maintain protection for its products and manufacturing processes under United States and foreign laws, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's process and products are not patented and existing copyright laws offer only limited practical protection. There can be no assurance that any patent applications will result in issued patents, that any issued patents will afford adequate protection to the Company or not be challenged, invalidated, infringed or circumvented or that any rights thereunder will afford competitive advantages to the Company. Furthermore, there can be no assurance that others have not independently developed, or will not independently develop, similar products and technologies or otherwise duplicate any of the Company's products and technologies. All patents held in prior years were related to the Company's Dental Supplies business segment, which was divested during the prior fiscal year. The Company holds no patents at this time.

The termination of Moyco's various line of credit agreements with its bank could have a material adverse impact on the Company's financial condition and its ability to generate and sustain its growth.

Historically, the Company's primary source of liquidity has been cash flow from operations together with the remaining proceeds from sale of the dental business segment in fiscal 2001. These funds, combined with borrowings from both banks and municipal authorities, have provided the liquidity to finance the Company's capital expenditures. The line of credit was subject to certain financial and non-financial covenants with which the Company was not in compliance at June 30, 2002. Upon refinancing of the Company's debt obligations, which occurred subsequent to the fiscal year end, this line of credit agreement was terminated along with the Company's long-term debt obligations to the bank. The Company's future cash requirements are expected to be met via the net proceeds from the debt refinancing and from cash flow from operations. The lack of a line of credit agreement, however, could have a material adverse impact on Moyco's ability to fund future capital expenditures, sales and marketing, research and development, and increase inventories and receivables as necessary to satisfy any future growth in sales.

Moyco has limited working capital and may need additional funds to finance future operations.

Moyco's capital requirements have been and will continue to be significant. Historically, the Company has been substantially dependent upon cash flow from operations and on loans from lending institutions to fund such requirements. In fiscal 2001, Moyco also relied on the net proceeds of the sale of its Dental Supplies business segment to fund these requirements. Due to the severe downturn in the fiber-optics market, Moyco's continuing operations incurred a loss of $1,070,162 during fiscal year ended June 30, 2002 and, although Moyco has implemented various cost containment measures, it expects these losses to continue until it is able to develop alternative markets for its abrasives products. Further, subsequent to the fiscal year ended June 30, 2002, Moyco terminated its outstanding line of credit agreement. Accordingly, the Company must be able to finance its future operations from the proceeds received from the restructuring of its debt and from cash flow from operations. During the fiscal years ended June 30, 2002 and June 30, 2001, the Company's operations provided (used) ($3,023,634) and $1,560,577 of cash, respectively. These amounts, however, may not be sufficient to fund Moyco's operations. If these amounts are insufficient, Moyco will be forced to seek additional loans and/or the sale of equity securities. Such funds, however, may not be available or, if available, may not be on satisfactory terms. In the event such funds are not available, Moyco will be forced to further reduce its current and proposed operations.

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

During the years ended June 30, 2002 and 2001, two customers combined for 27.7% and 30.3%, respectively of the Company's total net sales. The Company expects sales to these customers to remain the same in relation to overall sales for the foreseeable future. The loss of these customers could have a material adverse effect on the Company's business, results of operations and financial condition.

Moyco's Chairman and CEO is also the controlling shareholder and may influence the outcome of matters requiring shareholder approval.

Marvin E. Sternberg, the CEO and Chairman of Moyco is also Moyco's largest and controlling shareholder. As of September 1, 2002, Mr. Sternberg owned, either directly or indirectly, 2,954,741 shares (including options) or 58.0% of Moyco common stock. Accordingly, Mr. Sternberg through his ownership interest in Moyco may determine the outcome of any matter requiring shareholder approval of Moyco, if these matters were deemed by the shareholders of Moyco to be in their best interests. See "Item 12 -- Certain Relationships and Related Transactions."

The Company is dependent on key personnel.

The Company is and will be dependent on its key management personnel: Marvin E. Sternberg, the CEO and Chairman, Joseph S. Sternberg, son of the CEO and Vice President, General Counsel & Secretary, and Mark E. Sternberg, son of the CEO, Administrative Vice President, and Chief Financial Officer. In addition to members of the Sternberg family, there are approximately five other employees that the Company considers key to its ability to meet its long-tem objectives. There can be no assurance that such individuals will be able to successfully implement the Company's strategies or that such individuals will remain with the Company. The loss of one or more of these individuals could have a material adverse effect on the business and operations of the Company. In addition, the Company will need to attract and retain other qualified individuals to satisfy its personnel needs. There can be no assurance that the Company will be successful in retaining its key management personnel or in attracting and retaining new employees.

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

Moyco Technologies, Inc. is currently in danger of having its shares delisted from the NASDAQ stock market.

In July of 2002, the Company was notified by NASDAQ that for thirty (30) consecutive days, the bid price of Moyco common stock had closed below the minimum $1.00 per share requirement for continued listing.

In accordance with NASDAQ regulations, Moyco has been provided with a grace period of 180 calendar days, or until January 22, 2003 to regain compliance. If, at anytime before January 22, 2003, the bid price of Moyco common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive trading days, Moyco will be notified that it complies with the NASDAQ minimum bid rule. In the event that the Company is delisted from the NASDAQ SmallCap Market, the Company's common stock will be traded in the over the counter ("OTC") market between dealers in securities.

In October 2002, the Company was notified by NASDAQ that for thirty (30) consecutive days, the Minimum Market Value of Publicly Held Shares for Moyco common stock had not met the required minimum of $1,000,000 for continued listing.

In accordance with NASDAQ regulations, Moyco has been provided with a grace period of 90 calendar days, or until January 6, 2003 to regain compliance. If, at anytime before January 6, 2003, Moyco's Minimum Market Value of Publicly Held Shares is maintained at $1,000,000 or more for a minimum of ten (10) consecutive trading days, Moyco will be notified that it complies with the rule. In the event that the Company is delisted from the NASDAQ SmallCap Market, the Company's common stock will be traded in the over the counter ("OTC") market between dealers in securities.

As a result of such delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In the event that the Company's common stock were to become delisted from trading on NASDAQ and the trading price of the common stock was below $5.00 per share on the date the common stock was delisted, trading in such securities would also be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company's securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 2. PROPERTIES.

The Company owns a building in Montgomeryville, Pennsylvania, which is a one-story, cinder block building containing approximately 40,125 square feet, of which 14,250 square feet are used for manufacturing; 19,875 square feet for warehousing and 6,000 square feet for offices. This facility is primarily used for the manufacture of precision abrasives and the Company's sales, administration and management offices, and is encumbered by a mortgage in the amount of $1,550,000. The Company believes its existing facilities are suitable to conduct its present business with no plans for expansion or improvement. The Company believes that the property is adequately covered by insurance.



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

In July 2002, the Company was notified by NASDAQ that for thirty (30) consecutive days, the bid price of Moyco common stock had closed below the minimum $1.00 per share requirement for continued listing. In accordance with NASDAQ regulations, Moyco has been provided with a grace period of 180 calendar days, or until January 22, 2003 to regain compliance. If, at anytime before January 22, 2003, the bid price of Moyco common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive trading days, Moyco will be notified that it complies with the NASDAQ minimum bid rule. In the event that the Company is delisted from the NASDAQ SmallCap Market, the Company's common stock will be traded in the over the counter ("OTC") market between dealers in securities.

In October 2002, the Company was notified by NASDAQ that for thirty (30) consecutive days, the Minimum Market Value of Publicly Held Shares for Moyco common stock had not met the required minimum of $1,000,000 for continued listing. In accordance with NASDAQ regulations, Moyco has been provided with a grace period of 90 calendar days, or until January 6, 2003 to regain compliance. If, at anytime before January 6, 2003, Moyco's Minimum Market Value of Publicly Held Shares is maintained at $1,000,000 or more for a minimum of ten (10) consecutive trading days, Moyco will be notified that it complies with the rule. In the event that the Company is delisted from the NASDAQ SmallCap Market, the Company's common stock will be traded in the over the counter ("OTC") market between dealers in securities.

The following table sets forth the high and low sales prices per share for each quarter during fiscal years 2002 and 2001 based on NASDAQ SmallCap and National Market Composite Transactions.

                                                                          High                Low
                                                                         -----               -----
              First quarter ended September 30, 2001                     $1.47               $1.00
              Second quarter ended December 31, 2001                      1.87                0.95
              Third quarter ended March 31, 2002                          2.37                1.00
              Fourth quarter ended June 30, 2002                          1.15                0.50

              First quarter ended September 30, 2000                     $3.13               $1.63
              Second quarter ended December 31, 2000                      2.94                1.31
              Third quarter ended March 31, 2001                          3.13                1.81
              Fourth quarter ended June 30, 2001                          2.99                1.03

The number of shareholders of record at October 1, 2002 was 648, which excludes shareholders whose shares are held in nominee or "street" name by brokers.

On April 6, 2001, the Company declared a special distribution to shareholders payable on June 1, 2001 in the amount of $1.45 per share, or $7,308,900 in aggregate. The special distribution was charged to additional paid-in capital and retained earnings in the amounts of $5,874,104 and $1,434,796 respectively, effective the date the dividend was declared.

On October 16, 2001 the Company's Board of Directors authorized the repurchase of up to $1 million of Moyco common stock. The program commenced immediately and will continue through December 31, 2002. At the discretion of management, purchases may be made from time to time in open market transactions subject to market conditions, the price of the common stock, and available financial resources. Through September 30, 2002, a total of 5,200 shares at a total cost of $4,670 were repurchased, representing all shares repurchased to date under this program.

The Company's anticipated capital requirements are such that it does not expect to pay cash dividends but rather intends to retain earnings in order to finance the development of its business.

In April 2002, the Company issued 46,154 shares of restricted common stock, valued at approximately $48,000 on date of issuance, to a consulting firm for professional services to review and evaluate strategic alternatives, including but not limited to mergers, acquisitions, and other potential alliances.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

      These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as, "may," "will," "should," "expect," "anticipate," "intend," "plan," "project," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to (i) competition within the Company's industries; (ii) the effect of economic conditions; (iii) supply risks, including shortages and increases in the costs of key raw materials; (iv) dependence on the services of the Company's executive officers, and other key operations and technical personnel; and (v) legal proceedings.

      Moyco Technologies, Inc. was incorporated in 1968 under the laws of the Commonwealth of Pennsylvania. The Company, through its wholly owned subsidiary, Moyco Precision Abrasives, Inc., manufactures, markets, and distributes extremely uniform and fine abrasive films, commercial coated abrasives, slurries, polishing agents and related products. Moyco also provides technical assistance to its customers to optimize various polishing processes for the purpose of improving production yields and finished product performance. Moyco polishing materials are used by customers in various industries for a wide range of applications including, but not limited to, fiber-optics, semiconductor, metallurgical, lapidary, automotive parts, nail files, surgical and hobby. Until May 25, 2001, Moyco was also engaged in the manufacturing, marketing and distributing of dental supplies such as waxes, abrasives, medicaments, dental mirrors, endodontic (root canal) instruments, materials and equipment, sundry dental items, hand instruments, sterilization items, as well as the repacking and distributing of other dental products for sale to the professional dental market. On May 25, 2001, Moyco completed the sale of this business segment to Miltex Instrument Company, Inc.

      For further explanation of the Company and its operating environment, see
Item 1. "Description of Business - Special Considerations and Risk Factors".

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported in the Company's balance sheets and the amounts of revenues and expenses reported for each fiscal period are affected by estimates and assumptions which are used for, but not limited to, the accounting for receivable credits, allowance for doubtful accounts, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

      Revenue is recognized upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Estimates for returns are adjusted periodically based upon historical rates of returns and recent sales volumes. Actual results could differ from these estimates.

      The allowance for doubtful accounts is based on an assessment of the collectibility of specific customer accounts as well as the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than historical experience, the estimates of recoverability of amounts due to the Company could be adversely affected.

      Inventory purchases and purchase commitments are based upon forecasts of future demand. Inventories are valued at the lower of cost (calculated under a first-in, first-out basis) or market. If it is believed that demand no longer permits inventory items to be sold above cost or not al all, then those inventory items are written down to market value or to zero. If customer demand subsequently differs from the forecast, requirements for inventory write-offs could differ from the Company's estimates.

      Our key accounting estimates and policies are reviewed with the audit committee.

Results of Operations

      As a result of the sale of the Company's Dental Supplies business segment in May 2001, the Company's operations consist entirely of its abrasives segment. Unless otherwise stated, all figures below relate to continuing operations only.

Summary Of Results From Continuing Operations

                                                           For the Year Ended June 30
                                                           --------------------------

                                                           2002                   2001
                                                           ----                   ----
              Net sales                                 $5,197,900             $9,902,780

              Gross profit                                 765,588              4,003,146

              (Loss) Income from continuing
              operations before income taxes            (1,469,604)               397,335

      Over the past two years, sales of the Company's precision abrasives fell from $9.9 million in fiscal 2001 to $5.2 million in fiscal 2002. This decline is primarily the result of the downturn in the fiber-optic connector industry and other high-tech manufacturing sectors.

      The Company recorded a loss from continuing operations of $1,070,162 for fiscal 2002. This decline from the income of $210,247 in the prior period is attributable to the aforementioned decline in sales during the period. The deterioration in gross profit margins is largely attributable to the Company's reduced volume of sales with which to recover its fixed manufacturing costs.


Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

      Net sales in fiscal 2002 totaled $5,197,900 a decrease of $4,704,880 (47%) from fiscal 2001. This decline is primarily the result of a downturn in the high-tech manufacturing industries, and the fiber-optic industry in particular. During the fiscal years ended June 30, 2002 and 2001, sales of fiber-optic polishing films totaled approximately $2.6 million or 49%, and $6.5 million or 65%, respectively of total revenues generated by the Company. Several of Moyco's most significant accounts have continued the process of reducing inventories and production levels to combat the economic problems currently facing the fiber-optic industry as a whole.

      During the years ended June 30, 2002 and 2001, two customers combined for 27.7% and 31.0%, respectively of the Company's total net sales. Sales in the Precision Abrasives segment to overseas customers were 30.0% and 33.1% of total net sales for the years ended June 30, 2002 and 2001, respectively.

      The Company's backlog of orders was $110,521 and $750,235 as of June 30, 2002 and as of June 30, 2001, respectively.

      Gross profit decreased by a total of $3,237,558 from $4,003,146 (40.4% of net sales) in fiscal 2001 to $765,588 (14.7% of net sales) in fiscal 2002. The deterioration in gross profit dollars and percentage is attributable to the Company's reduced volume of sales with which to recover its fixed manufacturing costs.

      Sales and marketing expenses decreased from $960,371 (9.6% of net sales) in fiscal 2001 to $834,343 (16.0% of net sales) in fiscal 2002 primarily as a result of spending reductions in light of the worsened selling environment.

      Research and development expenses remained relatively constant between periods.

      General and administrative expenses decreased from $2,352,720 (23.7% of net sales) to $1,357,425 (26.1% of net sales) also as a result of the Company's measures to contain costs in the current operating situation. Measures taken to date have included negotiated fee reductions by professional service firms and salary reductions by several employees.

      Interest expense decreased from $275,320 to $11,534 due to payoffs of long-term debt near the end of the fiscal year ended June 30, 2001.

      The Company's effective tax rate (benefit) was (27.2%) and 47.1% for the fiscal years ended June 30, 2002 and 2001, respectively. The change resulted primarily from an increase in the valuation allowance for deferred tax assets.


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

      On January 10, 2001, the Company entered into an agreement to sell its dental supplies business segment to Miltex Instrument Company, Inc., an affiliate of American Securities Capital Partners, LLP., for $16,646,563 of which the Company received $15,946,563 of cash at closing and approximately $700,000 of cash and customer receivables in October, 2001. Management's used the net proceeds to retire outstanding borrowings and to pay a special distribution to all shareholders.

      On October 26, 2001 the Company and Miltex Instrument Company, Inc., the purchaser of the Company's dental supply business, agreed upon the disbursements to be made out of the escrow account established in connection with the transaction. The parties agreed that an aggregate amount of $611,803 (including interest earned by the escrow account) would be paid to the Company and the balance of $398,410 would be delivered to Miltex. In addition, the Company obtained the rights to collect on four past-due and questionable accounts formerly related to the dental business, with an aggregate face value of $269,539. Collections of $71,985 on these accounts have been accounted for within the gain on sale.

      Cash used in operating activities during fiscal 2002 consisted of operating losses and payments of $2,173,129 in taxes relating to the prior year sale of the Dental Supplies business segment. Cash provided by investing activities during the year ended June 30, 2002 consisted of the net proceeds from the remaining escrow account relating to the sale of the dental supplies business segment, as offset by expenditures for new machinery and equipment in the amount of $127,404. Cash used in financing activities during fiscal 2002 consisted of scheduled payments of debt and capital lease obligations of $51,556 and $99,115 respectively, as well as funds spent to repurchase the Company's stock, as explained below.

      On Oct 16, 2001 the Company's Board of Directors authorized the repurchase of up to $1 million of Moyco common stock. The program commenced immediately and will continue through December 31, 2002. At the discretion of management, purchases may be made from time to time in open market transactions subject to market conditions, the price of the common stock, and available financial resources. Through September 30, 2002, a total of 5,200 shares at a total cost of $4,670 were repurchased, representing all shares repurchased to date under this program.

      Working capital at June 30, 2002 and 2001 totaled $2,867,414 and $3,496,645 respectively. The Company's current ratio at June 30, 2002 and 2001 was 4.2:1 and 1.83:1 respectively.

      Expenditures for property, plant and equipment totaled $127,404 in fiscal 2002.

      At June 30, 2002, the Company had a line of credit with a bank in which the available borrowing amount was determined by the amount of qualified accounts receivable (as defined in the credit agreement), with a maximum borrowing amount of $2,000,000. Based on this formula, the amount that was available under the arrangement at June 30, 2002 was approximately $600,000. Borrowings under this arrangement bore interest at the bank's prime rate plus one-half point (5.25% at June 30, 2002) and were secured by all assets of the Company. There were no borrowings outstanding at any point during the year. The line of credit was subject to certain financial and non-financial covenants, which included, among others, a ratio of EBITDA to fixed charges, as defined, and a level of tangible net worth. The Company was out of compliance with certain financial covenants under this lending arrangement at June 30, 2002. Upon refinancing of the Company's debt obligations (see below), this line of credit agreement was terminated along with the Company's long-term debt obligations to the bank. The Company's future cash requirements are expected to be met via the net proceeds from the debt refinancing and from cash flow from operations.

      Subsequent to the fiscal year end, on September 27, 2002, the Company restructured its debt obligations by entering into a mortgage agreement in the amount of $1,550,000 with an insurance company. The proceeds were used to retire all outstanding long-term debt and buy out all capital leases, as well as providing working capital of $142,476 to the Company. The new loan bears a fixed interest rate of 7.42%, and has a ten-year term and twenty-year amortization.

      The Company expects to spend approximately $100,000 in fiscal 2003 on capital expenditures, primarily for manufacturing equipment.

      The Company is constantly evaluating its capital structure and considering opportunities for strategic alliances, mergers, acquisitions, secondary offerings, private placements or other transactions. The Company continually evaluates and considers possible acquisition and/or merger opportunities. Among other items, the Company would consider the following factors in determining whether or not to pursue an acquisition or alliance including: (i) synergy with the Company's current lines of business products, (ii) growth potential, (iii) return on investment and (iv) technologies. However, none of the above opportunities are planned or in process at this time.

      The Company has not paid a cash dividend on its common stock, and currently intends to retain all earnings to finance the expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends on its common stock or preferred stock will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, operating results, capital requirements and other such factors as the Board of Directors deems relevant.

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

            In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, addressing financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning December 15, 2001. The adoption of this statement will not have a significant impact on the Company's financial position or results of operations.

            In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the adoption will not have an impact on the Company's historical financial position or results of operations.

         ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Moyco Technologies, Inc. and subsidiaries
Montgomeryville, PA

We have audited the accompanying consolidated balance sheet of Moyco Technologies, Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moyco Technologies, Inc. and subsidiaries at June 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                       /s/ WithumSmith+Brown

Newtown, Pennsylvania
October 4, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Moyco Technologies, Inc. and subsidiaries
Montgomeryville, PA

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Moyco Technologies, Inc. and subsidiaries for the year ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Moyco Technologies, Inc. and subsidiaries for the year ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                                        /s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
October 3, 2001

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2002



                                ASSETS
                                ------
CURRENT ASSETS:
    Cash and cash equivalents                                                        $  107,474
    Accounts receivable, net of reserves of $163,866                                    665,123
    Inventories                                                                       2,513,578
    Income tax receivable                                                               445,000
    Prepaid expenses and other current assets                                            24,684
                                                                                     ----------

                Total current assets                                                  3,755,859
                                                                                     ----------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                                 65,000
    Buildings and improvements                                                        2,154,561
    Machinery and equipment                                                           3,312,084
    Furniture and fixtures                                                              386,551
    Automotive equipment                                                                 91,119
    Construction in progress                                                             19,536
                                                                                      ---------

                                                                                      6,028,851
    Less- Accumulated depreciation and amortization                                  (3,662,324)
                                                                                      ---------

                Net property, plant and equipment                                     2,366,527
                                                                                      ---------

OTHER ASSETS                                                                             81,725
                                                                                     ----------
                                                                                     $6,204,111
                                                                                     ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2002
                                   (Continued)



                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES:
    Current portion of capital lease obligations                                        $98,136
    Current portion of long-term debt                                                    34,535
    Accounts payable                                                                    649,231
    Accrued expenses                                                                    106,542
                                                                                        -------

                Total current liabilities                                               888,444
                                                                                        -------

CAPITAL LEASE OBLIGATIONS                                                               641,685
                                                                                        -------

LONG-TERM DEBT                                                                          524,008
                                                                                        -------

ADVANCE FROM OFFICER                                                                     68,369
                                                                                        -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, $.005 par value, 2,500,000
       shares authorized, none issued and outstanding                                        --
    Common stock, $.005 par value, 15,000,000
       shares authorized, 5,813,736 shares
       issued and 5,081,576 shares outstanding                                           29,063
    Additional paid-in capital                                                           47,770
    Retained earnings                                                                 4,159,890
    Less - Treasury stock of 732,160 shares,
       at cost                                                                         (155,118)
                                                                                     ----------

                Total shareholders' equity                                            4,081,605
                                                                                     ----------

                                                                                     $6,204,111
                                                                                     ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       20

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    For the Year Ended June 30
                                                                                    2002                2001
                                                                                    ----                ----
NET SALES                                                                          $5,197,900         $9,902,780

COST OF GOODS SOLD                                                                  4,432,312          5,899,634
                                                                                    ---------          ---------

     Gross profit                                                                     765,588          4,003,146

OPERATING EXPENSES:
     Sales and marketing                                                              834,343            960,371
     Research and development                                                          64,636             73,755
     General and administrative                                                     1,357,425          2,352,720
                                                                                    ---------          ---------

     Total operating expenses                                                       2,256,404          3,386,846
                                                                                    ---------          ---------

     Income (Loss) from operations                                                 (1,490,816)           616,300

INTEREST (EXPENSE), net                                                               (11,534)          (275,320)

OTHER INCOME, net                                                                      32,746             56,355
                                                                                       ------             ------

     Income (Loss) from continuing operations before income taxes                  (1,469,604)           397,335

PROVISION FOR (BENEFIT FROM) INCOME TAXES                                            (399,442)           187,088
                                                                                     ---------           -------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                           (1,070,162)           210,247

DISCONTINUED OPERATIONS (Note 2):

     INCOME FROM OPERATIONS OF DISCONTINUED DENTAL SUPPLIES BUSINESS SEGMENT
     (LESS APPLICABLE INCOME TAXES OF $0 and $730,439)                                      -          1,456,501

     GAIN ON SALE OF DISCONTINUED DENTAL SUPPLIES BUSINESS SEGMENT (LESS
     APPLICABLE INCOME TAX PROVISION (BENEFIT) OF ($152,162) and $2,496,978)          268,536          4,204,326
                                                                                     --------          ---------

                                                                                    $(801,626)        $5,871,074
NET INCOME (LOSS)                                                                   =========         ==========


BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE                                $     (0.21)        $     0.04
         Continuing operations                                                              -               0.29
         Discontinued operations                                                         0.05                .83
         Gain on sale of discontinued Dental Supplies business segment                   ----                ---
                                                                                  $     (0.16)        $     1.16
                                                                                  ===========         ==========

SHARES USED IN COMPUTING EARNINGS (LOSS)                                            5,050,758          5,037,349
PER COMMON SHARE                                                                  ===========         ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                             Common Stock       Additional                      Treasury Stock
                                             ------------       ----------                      --------------
                                                                 Paid-in         Retained
                                          Shares      Amount     Capital         Earnings      Shares        Amount        Total
                                          ------      ------     --------        --------      ------        ------        -----
BALANCE, JUNE 30, 2000                 5,762,457     $28,807     $5,864,185       $525,237     726,960     $(150,448)    $6,267,781
Exercise of common stock options           5,125          26          9,919             --          --            --          9,945
Dividend                                      --          --     (5,874,104)    (1,434,796)         --            --     (7,308,900)
Net income                                    --          --             --      5,871,074          --            --      5,871,074
                                       ---------     -------     ----------     ----------     -------     ---------     ----------

BALANCE, JUNE 30, 2001                 5,767,582      28,833             --      4,961,516     726,960      (150,448)     4,839,901

Issuance of common stock for services     46,154         230         47,770             --          --            --         48,000
Purchases of treasury stock                   --          --             --             --       5,200        (4,670)        (4,670)
Net loss                                      --          --             --       (801,626)         --            --       (801,626)
                                       ---------     -------     ----------     ----------     -------     ---------     ----------

BALANCE, JUNE 30, 2002                 5,813,736     $29,063        $47,770     $4,159,890     732,160     $(155,118)    $4,081,605
                                       =========     =======     ==========     ==========     =======     =========     ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Year Ended June 30
                                                                                      2002               2001
                                                                                      ----               ----
OPERATING ACTIVITIES:
    Net income (loss)                                                             $  (801,626)        $5,871,074
    Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities
       Income from discontinued operations                                                 --         (1,456,501)
       Gain on sale of Dental Supplies business segment                              (268,536)        (4,204,326)
       Gain on sales of property, plant and equipment                                 (18,098)
       Provision for accounts receivable reserves                                          --            155,362
       Depreciation and amortization                                                  283,205            297,092
       Issuance of Common Stock for services                                           48,000                 --
       Deferred income taxes                                                          111,278             28,568
       (Increase) decrease in
           Accounts receivable                                                        530,729            (98,970)
           Other receivables                                                               --           (950,132)
           Net income tax receivable/payable                                       (2,612,975)         2,603,958
           Inventories                                                                162,254         (1,187,136)
           Prepaid expenses and other current assets                                  (10,324)            (3,287)
           Other assets                                                               (20,087)            26,112
       Increase (decrease) in
           Accounts payable                                                          (409,614)           190,315
           Other long-term liabilities                                                     --           (175,714)
           Other accrued expenses                                                     (17,840)           464,162
                                                                                  -----------          ---------
                     Net cash provided by (used in) operating activities           (3,023,634)         1,560,577
                                                                                  -----------          ---------

INVESTING ACTIVITIES:
    Maturities of marketable securities                                                    --             96,623
    Purchases of and deposits on property, plant and equipment                       (127,404)           (80,119)
    Proceeds from sales of property, plant and equipment                               18,098                 --
    Proceeds from sale of Dental Supplies business segment, net                       543,672          9,830,941
                                                                                      -------          ---------
                     Net cash provided by investing activities                        434,366          9,847,445
                                                                                      -------          ---------

FINANCING ACTIVITIES:
    Net borrowings under lines of credit                                                   --         (1,250,000)
    Advances from officer                                                              68,369                 --
    Payments on capital lease obligations                                             (99,115)           (85,280)
    Payments of long-term debt                                                        (51,556)        (1,828,098)
    Dividends paid                                                                         --         (7,308,900)
    Proceeds from exercise of stock options                                                --              9,594
    Purchase of Common Stock for treasury                                              (4,670)                --
                                                                                     --------         ----------
                     Net cash used in financing activities                            (86,972)       (10,462,684)
                                                                                     --------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (2,676,240)           945,338

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      2,783,714          1,838,376
                                                                                    ---------         ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $107,474         $2,783,714
                                                                                    =========         ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                     $63,477           $348,384
    Income taxes paid                                                              $2,173,129         $1,219,448
    Capital leases originated                                                        $507,849           $195,012

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

2. DISCONTINUED OPERATIONS:

      On May 25, 2001 the Company completed the sale of its Dental Supplies business segment to Miltex Instrument Company, Inc., an affiliate of American Securities Capital Partners, LLP for approximately $17,000,000 of which $1,000,000 was held in escrow in order to settle any adjustments to the sale price.

      On October 26, 2001 the Company and Miltex Instrument Company, Inc., the purchaser of the Company's dental supply business, agreed upon the disbursements to be made out of the escrow account established in connection with the transaction. The parties agreed that an aggregate amount of $611,803 (including interest earned by the escrow account) would be paid to the Company and the balance of $398,410 would be delivered to Miltex. In addition, the Company obtained the rights to collect on four past-due and questionable accounts formerly related to the dental business, with an aggregate face value of $269,539. Collections on these accounts in fiscal 2002 totaling $71,985 have been accounted for within the gain on sale. The remaining accounts have been assigned a $0 value on the Company's balance sheet, due to the continuing questionable status of their collectibility. Amounts collected from these customers, combined with the escrow receipts and reduction of certain reserves relating to the settlement totaled $268,536 (including a tax benefit of $152,162) and are accounted for within Gain on Sale of Dental Supplies Business Segment.

      In accordance with Accounting Principles Board Opinion No. 30, the operating results of the Dental Supplies business segment have been reported as discontinued operations for all periods presented.

      Summary results of operations for the discontinued Dental Supplies business segment are as follows:

                                                               Year Ended June
                                                               ---------------
                                                                   30, 2001
                                                                   --------
             Net Sales                                      $        11,053,414
             Cost of Goods Sold                                       6,053,077
                                                                     ----------
             Gross Profit                                             5,000,337

             Operating Expenses:
             -------------------

                  Sales and Marketing                                 1,206,260
                  Research and Development                               19,446
                  General and Administrative                          1,333,070
                                                                     ----------
                                                                      2,558,776
                                                                     ----------
             Income From Operations                                   2,441,561

             Interest (Expense), net                                   (321,062)
             Other Income (Expense), net                                 66,441
                                                                     ----------

                  Income before Income Taxes                          2,186,940

             Income Tax (Expense)                                      (730,439)
                                                                     ----------

             Income from Discontinued Operations            $         1,456,501
                                                                     ==========


      As a result of the sale, the Company recognized in the fiscal years ended June 30, 2002 and 2001 gains of $268,536 and $4,204,326 respectively, net of income taxes (benefit) of ($152,162) and $2,496,978 respectively.

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

Cash Equivalents

      For the purpose of determining cash flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Interest income earned on the investment of cash was $27,916 and $59,991 for the years ended June 30, 2002 and 2001, respectively.

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

        Buildings and improvements                          10-25 years
        Machinery and equipment                              5-10 years
        Furniture and fixtures                               5-10 years
        Automotive equipment                                 3 years

      Depreciation and amortization expense related to property, plant and equipment including depreciation and amortization expense on equipment under capital leases (see Note 9) was $283,205 and $297,092 for the years ended June 30, 2002 and 2001, respectively.

Long-Lived Assets

      The Company evaluates fixed and intangible assets at an individual asset level. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset's estimated future cash flows (discounted and with interest charges). If the carrying amount exceeds the asset's estimated future cash flows (discounted and with interest charges), an impairment loss is recorded.
      Management has reviewed the recoverability of its long-lived assets as of June 30, 2002, and has determined that no impairment has occurred.

Fair Value of Financial Instruments

      For certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses, management believes that the carrying amounts approximate fair value due to the current nature of these instruments. The carrying amounts reported for long-term debt approximate fair value because the interest rates on these instruments approximate rates for loans with similar terms.

Revenue Recognition

      The Company recognizes revenue upon the shipment of its products and provides for bad debt and other allowances and for returns as shipment are made.

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

Dividends

      On April 6, 2001, the Company declared a special distribution to shareholders payable on June 1, 2001 in the amount of $1.45 per share, or $7,308,900 in the aggregate. The special distribution was charged to additional paid-in capital and retained earnings in the amounts of $5,874,104 and $1,434,796 respectively, effective the date the dividend was declared.

Recent Accounting Pronouncements

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

         In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, addressing financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning December 15, 2001. The adoption of this statement will not have a significant impact on the Company's financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the adoption is not expected to have an impact on the Company's historical financial position or results of operations.

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

      Because the Company reported a net loss for the year ended June 30, 2002, diluted securities were considered antidilutive. For the year ended June 30, 2001, the effect of equivalent shares was determined to be anti-dilutive.

4. INVENTORIES:
                                                    JUNE 30
                                                    -------
                                                      2002
                                                      ----

         Raw materials and supplies              $   1,083,143
         Work-in-process                             1,111,318
         Finished goods                                319,117
                                                       -------

                                                 $   2,513,578
                                                 =============

      During interim periods, the Company accounts for its inventory using the gross profit method, with year-end inventory values being based on physical inventories taken. For the years ended June 30, 2002 and 2001, year-end physical inventory adjustments were recorded in the amounts of ($631,146) and $1,471,206 respectively, and were (debited) credited to Cost of Goods Sold in the fourth quarter of the respective fiscal year.

5. LINE OF CREDIT:

      At June 30, 2002, the Company had a line of credit with a bank in which the available borrowing amount was determined by the amount of qualified accounts receivable (as defined in the credit agreement), with a maximum borrowing amount of $2,000,000. Based on this formula, the amount that was available under the arrangement at June 30, 2002 was approximately $600,000. Borrowings under this arrangement bore interest at the bank's prime rate plus one-half point (5.25% at June 30, 2002) and were secured by all assets of the Company. There were no borrowings outstanding at any point during the year. The line of credit was subject to certain financial and non-financial covenants, which included, among others, a ratio of EBITDA to fixed charges, as defined, and a level of tangible net worth. The Company was out of compliance with certain financial covenants under this lending arrangement at June 30, 2002. Upon refinancing of the Company's debt obligations (see Note 15), this line of credit agreement was terminated along with the Company's long-term debt obligations to the bank.

6. LONG-TERM DEBT:

                                                                                                       JUNE 30
                                                                                                       -------
                                                                                                        2002
                                                                                                        ----
         Mortgage payable to bank in monthly installments of $3,458, plus interest at LIBOR plus 1.63%, through August 2008. (Interest rate not to exceed 7.29% or be below
         7.04%.) Rate at June 30, 2002 was 7.29%.                                                   $  393,981

         Mortgage payable to municipal authority in monthly installments of $1,952
         including interest at 2.00%, through April 2010.                                              164,562
                                                                                                       -------

                                                                                                       558,543
         Less- Current portion                                                                         (34,535)
                                                                                                       -------

                                                                                                    $  524,008
                                                                                                    ==========

      Interest expense on the Company's long-term debt was $26,029 and $237,501 for the years ended June 30, 2002 and 2001, respectively.

      Substantially all of the Company's assets were pledged as collateral for the long-term debt. In addition, the mortgage payable to a municipal authority was collateralized by a standby letter of credit in the amount of $150,000 and was subordinate to all other debt obligations. The Company's long-term debt payable to commercial banks was subject to the same covenants as the lines of credit (see Note 5). As mentioned in Note 5, the Company was out of compliance with certain financial covenants under this lending arrangement at June 30, 2002. Upon refinancing of the Company's debt obligations (see Note 15), these long-term debt obligations were replaced with a new long-term debt instrument with no such financial covenants.

      As of June 30, 2002, long-term debt was due to mature as follows:

                 2003                           $34,535
                 2004                            34,949
                 2005                            36,402
                 2006                            37,938
                 2007                            39,563
                 Thereafter                     375,156
                                                -------
                                               $558,543
                                               ========

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

      The Company did not make any contributions during the years ended June 30, 2002 and 2001.

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

      The Company's matching contribution expense for the years ended June 30, 2002 and 2001 were $9,227 and $53,999 respectively.

8. INCOME TAXES:

      The provision (benefit) for income taxes consist of the following:

                                                                            For the Year Ended June 30
                                                                            --------------------------
                                                                            2002                  2001
                                                                            ----                  ----
      Current:
                  Federal                                                  ($498,660)          $308,519
                  State                                                      (12,060)            88,000
                                                                            --------           --------
                                                                            (510,720)           396,519
                                                                            --------           --------
      Deferred:
                  Federal                                                     89,022           (169,051)
                  State                                                       22,256            (40,380)
                                                                              ------             ------
                                                                             111,278           (209,431)
                                                                             -------           --------

                                                                           ($399,442)          $187,088
                                                                            ========           ========


      A reconciliation of the U.S. Federal Income Tax rate to the effective income tax rate is as follows:

                                                                            For the Year Ended June 30
                                                                            --------------------------

                                                                             2002              2001
                                                                             ----              ----
Federal taxes                                                                (34.0%)           34.0%
State taxes                                                                     1.0             7.5
Permanent differences                                                           5.8             5.6
                                                                              -----            ----

                                                                             (27.2%)           47.1%
                                                                             ======            ====

    Deferred income tax assets and liabilities are classified as current and noncurrent based on the financial reporting classification of the related assets and liabilities which gave rise to the temporary difference. Significant components of the deferred income tax assets and liabilities are as follows:

                                                                  June 30, 2002
                                                                  -------------
Deferred income tax assets:
---------------------------
Net operating loss carryforwards                                     $162,249
Accounts receivable and inventory reserves not
     currently deductible                                             165,567
Depreciation and amortization                                         153,731
Other accruals                                                         32,131
                                                                     --------

                                                                      513,678
Valuation allowance                                                  (513,678)
                                                                     --------

                 Net deferred income tax assets                            $0
                                                                     ========


Management believes sufficient uncertainty exists regarding the realizability of the Company's deferred tax assets that a 100% valuation allowance is required. The net operating loss carryforwards totaled $1,624,117 at June 30, 2002, and begin to expire in 2008.

9. COMMITMENTS AND CONTINGENCIES:

      During the fiscal year ended June 30, 2002, the Company was not involved in any material legal proceedings, other than ordinary litigation incidental to the business and, specifically, was not involved in any material environmental litigation or governmental proceedings

Capital Leases

      The Company has entered into capital leases for property and equipment, which expire at various dates through November 2009. Property and equipment acquired under capital leases at a cost of $1,041,105 less accumulated amortization of $323,147 are included in property and equipment in the accompanying balance sheets as of June 30, 2002. Interest rates on these capital leases range from 4.3% to 6.4%. Future minimum lease payments under capital leases as of June 30, 2002 are as follows:

          2003                                                $  138,922
          2004                                                   138,922
          2005                                                   138,922
          2006                                                   138,922
          2007                                                   114,800
          Thereafter                                             226,879
                                                                 -------

          Total minimum lease payments                           897,367
          Less - amount representing interest                   (157,546)
                                                                 -------

          Present value of minimum capital lease payments       $739,821
                                                                ========

      As mentioned in Note 15, all capital leases were bought out with proceeds of a new long-term debt agreement entered into subsequent to the fiscal year-end.

10. STOCK OPTIONS:


Key Employee Stock Option Plan ("The 1992 Plan")

      This is an incentive stock option plan that provided for the awarding of options for the purchase of up to 242,000 shares (options) of Common stock. Under the plan, options were granted at a price not less than the fair market value at the grant date and became exercisable upon such date. Employee options expire 10 years after the grant date and directors' options expire five years after the grant date. Of the total options issued, 157,403 options were granted, 128,744 options have been exercised, and 11,711 options have been cancelled. Unless sooner terminated, this plan will expire in October, 2002.


      The following summarizes information relative to the plan:

                                                                                           Weighted
                                                                          Exercise          Average
                                                                            Price        Exercise Price
                                                       Options           (per share)      (per share)
                                                       -------           -----------      -----------
                  Balance as of June 30, 2000           21,465          $0.61 - 5.27          $2.94

                  Granted                                8,000           1.45 - 2.81             --
                  Exercised                             (5,125)          1.21 - 2.82           1.87
                  Voided                                (8,565)          2.43 - 5.27             --
                                                        ------

                  Balance as of June 30, 2001           15,775           0.61 - 5.27           2.54

                  Granted                                7,500              1.37                 --
                  Exercised                                --                --                  --
                  Voided                                (1,210)             5.27                 --
                                                        ------

                  Balance as of June 30, 2002           22,065          $0.61 - 5.27          $1.99
                                                        ======

      The expiration dates for outstanding options at June 30, 2002 range from January 2003 to October 2006, with a weighted average remaining contractual life of 3.7 years.

      The following table summarizes information about the plan as of June 30, 2002:

                                                                   Weighted
                                Range of          Options           Average         Weighted
                                Exercise        Outstanding        Remaining         Average
                                 Prices             and        Contractual Life  Exercise Price
                               (per share)      Exercisable         (years)        (per share)
                               -----------      -----------         -------        -----------

                                  $0.61            1,050              1.5            $0.61
                                   1.22              200              2.4             1.22
                                   1.37            7,500              4.5             1.37
                                   1.45            4,000              4.9             1.45
                                   2.43            6,078              3.0             2.43
                                   2.82            2,000              3.6             2.82
                                   5.27            1,237              4.3             5.27
                                                   -----

                                                  22,065              3.7             1.99
                                                  ======              ===             ====

2001 Employee Stock Option Plan ("The 2001 Plan for Employees")

      This is an incentive stock option plan that provides for the awarding of options for the purchase of up to 750,000 shares (options) of Common stock. Under the plan, options are granted at a price not less than the fair market value at the grant date and become exercisable upon such date. As with the previous plan, employee options expire 10 years after the grant date. To date, no shares have been granted, exercised, or cancelled.

2001 Non-Executive Director Stock Option Plan ("The 2001 Plan for Directors")

      This is an incentive stock option plan that provides for the awarding of options for the purchase of an unlimited number of shares (options) of Common stock. Under the plan, 7,500 options are granted annually to each non-employee director at a price not less than the fair market value at the grant date and become exercisable upon such date. These options expire five years after the grant date. Of the total options issued, 31,875 options have been granted, no options have been exercised, and no options have been cancelled. Unless sooner terminated, this plan will expire in December, 2011.

      The following summarizes information relative to the plan:

                                                                                             Weighted
                                                                           Exercise           Average
                                                                             Price        Exercise Price
                                                       Options            (per share)       (per share)
                                                       -------            -----------       -----------
                  Balance as of June 30, 2001               --                $--                $--

                  Granted                               31,875               2.14                 --
                  Exercised                                 --                 --                 --
                  Voided                                    --                 --                 --
                                                        ------

                  Balance as of June 30, 2002           31,875              $2.14              $2.14
                                                        ======

      All outstanding options under this Plan are due to expire in January 2007.

      The following table summarizes information about the plan as of June 30, 2002:

                                                                   Weighted
                                Range of          Options           Average         Weighted
                                Exercise        Outstanding        Remaining         Average
                                 Prices             and        Contractual Life  Exercise Price
                               (per share)      Exercisable         (years)        (per share)
                               -----------      -----------         -------        -----------
                                  $2.14           31,875              4.5             $2.14
                                                  ------              ---             -----

                                                  31,875              4.5             $2.14
                                                  ======              ===             =====

      The Company accounts for employee stock plans under the intrinsic value method prescribed by Accounting Principles Board (APB) No. 25. The effect of the pro forma information, in accordance with Financial Accounting Standards Board SFAS No. 123, "Accounting for Stock-Based Compensation", was determined to be immaterial.

11.  CUSTOMER AND VENDOR INFORMATION:

      The Company's customer base consists principally of large companies in high-technology industries. During the years ended June 30, 2002 and 2001, two customers combined for 27.7% and 30.3%, respectively of the Company's total net sales At June 30, 2002, these two customers combined for $198,166 of accounts receivable.

      Sales to overseas customers were 30.0% and 33.1% of total net sales for the years ended June 30, 2002 and 2001, respectively.

      One supplier provided 17.0% of total raw materials during the fiscal year ended June 30, 2002, while another supplier provided 34.7% of total raw materials during the fiscal year ended June 30, 2001.

12. RELATED PARTY TRANSACTION

      Miltex (purchaser of the Company's Dental Supplies business segment), in a separate but related agreement, engaged Marvin E. Sternberg, , to provide consulting services to Miltex in connection with the transition of the dental supplies business segment from Moyco to Miltex and Miltex's operation of the dental supplies business segment thereafter. Mr. Sternberg will be compensated at the rate of $400,000 per year over the five-year term of his consulting engagement, pursuant to the terms of a Consulting Agreement. Mr. Sternberg may also earn additional compensation under the Consulting Agreement if and to the extent that Miltex's profitability is increased by the sale of certain instruments. This consulting agreement will expire in February of 2006. The compensation paid to Mr. Sternberg by Moyco has been reduced to reflect his involvement with Miltex.

      In June of 2002, Miltex settled disputed balances by deducting a total of $68,369 from the consulting payment due to Mr. Sternberg. Under the terms of Moyco's indemnification agreement with Mr. Sternberg, the Company was required to reimburse him for this deduction. This balance due to Mr. Sternberg was unpaid at June 30, 2002 and has been accounted for within Advance From Officer, and charged against the gain on the sale of the discontinued Dental Supplies business segment.

13. SHARES ISSUED TO CONSULTANTS

      In April 2002, the Company issued 46,154 shares of restricted common stock, valued at approximately $48,000 on date of issuance, to a consulting firm for professional services to review and evaluate strategic alternatives, including but not limited to mergers, acquisitions, and other potential alliances.

14.  SUBSEQUENT EVENT- LOAN FROM OFFICER

      At June 30, 2002, a total of $68,369 (see note 12) was owed to Marvin E. Sternberg, Chairman of the Board, President and Chief Executive Officer, and a Director of Moyco by the Company. In July 2002, an additional $31,631 was advanced by Mr. Sternberg, for a total of $100,000 owed by the Company. The Company issued a promissory note to Mr. Sternberg in the principal amount of $100,000, payable in full on July 15, 2005. Interest will accrue at the annual rate of 10% and be paid annually.

15.  SUBSEQUENT EVENT- DEBT REFINANCING

      Subsequent to the fiscal year end, on September 27, 2002, the Company restructured its debt obligations by entering into a mortgage agreement in the amount of $1,550,000 with an insurance company. The proceeds were used to retire all outstanding long-term debt and buy out all capital leases, as well as providing working capital of $142,476 to the Company. The new loan, payable in monthly installments of $12,411 (based on a twenty-year amortization) with a fixed interest rate of 7.42%, will have its remaining balance due at the end of its 10 year term. It is governed by several non-financial covenants, and is secured by a mortgage on the Company's Montgomeryville, PA property.

16.  SUBSEQUENT EVENT- NONCOMPLIANCE WITH NASDAQ Requirements

      In July of 2002, the Company was notified by NASDAQ that for thirty (30) consecutive days, the bid price of Moyco common stock had closed below the minimum $1.00 per share requirement for continued listing.

      In accordance with NASDAQ regulations, Moyco has been provided with a grace period of 180 calendar days, or until January 22, 2003 to regain compliance. If, at anytime before January 22, 2003, the bid price of Moyco common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive trading days, Moyco will be notified that it complies with the NASDAQ minimum bid rule. In the event that the Company is delisted from the NASDAQ SmallCap Market, the Company's common stock will be traded in the over the counter ("OTC") market between dealers in securities.

      In October 2002, the Company was notified by NASDAQ that for thirty (30) consecutive days, the Minimum Market Value of Publicly Held Shares for Moyco common stock had not met the required minimum of $1,000,000 for continued listing.

      In accordance with NASDAQ regulations, Moyco has been provided with a grace period of 90 calendar days, or until January 6, 2003 to regain compliance. If, at anytime before January 6, 2003, Moyco's Minimum Market Value of Publicly Held Shares is maintained at $1,000,000 or more for a minimum of ten (10) consecutive trading days, Moyco will be notified that it complies with the rule. In the event that the Company is delisted from the NASDAQ SmallCap Market, the Company's common stock will be traded in the over the counter ("OTC") market between dealers in securities.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Change in Registrant's Certifying Accountant

         As per the Form 8-K that the Company filed with the SEC on January 3, 2002, the Company terminated its appointment of BDO Seidman, LLP as its independent accountants, and engaged WithumSmith+Brown as its new independent accountants.

     Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (1) Executive Officers of the Company:

          (a) The names, ages and positions with the Company of all of the executive officers of the Company, are as follows:

                  Name                                Age           Position with the Registrant
                  ----                                ---           ----------------------------
          Marvin E. Sternberg*                        68            Chairman of the Board, President and Chief
                                                                      Executive Officer
          Joseph S. Sternberg*                        39            Vice President, General Counsel and Secretary
          Mark E. Sternberg*                          35            Vice President, Chief Financial Officer and Treasurer

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

              Mr. Joseph S. Sternberg joined the Company on October 14, 1991, at which time he was named Vice President and General Counsel. Prior to that time he was engaged in the private practice of law. Mr. Sternberg is on the Board of Directors of the American Lung Association of Southeastern Pennsylvania. Upon the retirement of William Woodhead, he assumed the responsibilities of Secretary.

              Mr. Mark E. Sternberg joined Moyco on August 15, 1991, at which time he was named Administrative Vice President. Upon the retirement of William Woodhead, he assumed the responsibilities of Chief Financial Officer and Treasurer.

              Mr. William Woodhead joined Moyco on January 7, 1985 as Controller. He was elected Secretary/Treasurer on December 18, 1985. Effective December 31, 2001, Mr. Woodhead retired from the Company. He has been a member of the Company's Board of Directors since 1985, and chairs the Audit Committee.

  (2) Directors of the Company:

          (a) The following table sets forth the name of each director of the Company and all offices presently held by him. The term of each director will expire on such date as the Annual Meeting of Shareholders is held and his successor is duly elected and qualified.

              Name/Address                                  Age             Other Position with Registrant
              ------------                                  ---             ------------------------------
              Marvin E. Sternberg                            68             Chairman of the Board, President
              c/o Moyco Technologies, Inc.                                  and Chief Executive Officer
              200 Commerce Drive
              Montgomeryville, PA 18936

              Irvin Paul                                     72             None
              c/o Moyco Technologies, Inc.
              200 Commerce Drive
              Montgomeryville, PA 18936

              Donald Gleklen                                 66             None
              c/o Moyco Technologies, Inc.
              200 Commerce Drive
              Montgomeryville, PA 18936

              Cathy Neifeld, Esq.                            41             None
              c/o Moyco Technologies, Inc.
              200 Commerce Drive
              Montgomeryville, PA 18936

              Marvin Cravetz                                 65             None
              c/o Moyco Technologies, Inc.
              200 Commerce Drive
              Montgomeryville, PA 18936

              William Woodhead                               65             Secretary/Treasurer
              c/o Moyco Technologies, Inc.
              200 Commerce Drive
              Montgomeryville, PA 18936

              Fletcher H. Wiley                              59             None
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

Fletcher H. Wiley is currently the President and Chief Operating Officer of PRWT Holdings, Inc., and the Executive Vice President and General Counsel of its subsidiary, PRWT Services, Inc., both constituting a family of product and services companies based in Philadelphia, Pennsylvania. Prior to joining PRWT, Mr. Wiley was engaged in the private practice of law for over two decades, specializing in corporate and business matters. Mr. Wiley holds a J.D. from Harvard Law School, a M.P.P. from the John F. Kennedy School of Government at Harvard University and a B.S. from the United States Air Force Academy.

The experience of the other directors is reported under Section 1 of ITEM 10 -- Executive Officers of the Company.

Meetings and Committees of the Board of Directors
-------------------------------------------------

      During the fiscal year ended June 30, 2002, the Board of Directors of the Company met on one occasion. The meeting was fully attended by all members of the Board of Directors either in person, by telephone or by proxy. On at least six other occasions, various members of the board met to discuss matters concerning the Corporation.

Audit Committee

      The Audit Committee of the Board of Directors acts to: (i) acquire a complete understanding of the Company's audit functions; (ii) review with management the finances, financial condition and interim financial statements of the Company; (iii) review with the Company's independent accountants the year-end financial statements; and (iv) review implementation with the independent accountants and management any action recommended by the independent accountants. During the fiscal year ended June 30, 2002, the Audit Committee held one meeting at which the members of the Committee discussed Committee-related business.

      The Audit Committee adopted a written charter governing its actions on April 19, 2000 (which has been filed with the SEC and delivered to shareholders as an exhibit to our proxy statement dated January 5, 2001. All members of the Company's Audit Committee are "independent" within the definition of that term as provided by Rule 4200(a)(14) of the listing standards of the National Association of Securities Dealers.

      The Audit Committee of the Board of Directors of Moyco Technologies, Inc. consists of Dr. Marvin Cravetz, Dr. Irvin Paul, and Mr. William Woodhead.

Compensation Committee. The members of the Compensation Committee are Mr. Marvin Sternberg and Mr. William Woodhead. The Compensation Committee functions include the review of compensation of the Company's officers and to review transactions in which officers, directors or employees may have a potential conflict of interest. During the fiscal year ended June 30, 2002, the Committee held 1 meeting at which the members of the Committee discussed Committee-related business.

Key Employee Stock Option Committee. The members of the Key Employee Stock Option Committee are Mr. Marvin Sternberg and Mr. William Woodhead. The Key Employee Stock Option Committee functions include the determination of whether any employees will be granted stock options. During the fiscal year ended June 30, 2002, the Committee held 1 meeting at which the members of the Committee discussed Committee-related business.

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

      Based solely on review of the copies of such forms furnished to the Company during and with respect to the year ended June 30, 2002, the Company believes that during the year then ended all Section 16(a) filings applicable to these Reporting Persons were timely filed.

ITEM 10. EXECUTIVE COMPENSATION.

The following table shows for fiscal years ended June 30, 2002, 2001 and 2000, the cash compensation, as well as certain other compensation paid to the named executive officers and certain other employees:


                                                         SUMMARY COMPENSATION TABLE

                                                                                              Long-Term Compensation
                                                                                              ----------------------
                                            Annual Compensation                       Awards              Payouts
                                            -------------------                       ------              -------
                                                                                     Securities       Long-
                                                                 Other                  Under-         Term
                                                                Annual    Restricted    lying        Incentive       All
         Name and Principal                                     Compen-      Stock     Options/        Plan         Other
         Position               Year       Salary      Bonus    sation     Award(s)      SARs         Payouts   Compensation (1)
         --------               ----       ------      -----    ------     --------      ----         -------   ----------------
         Marvin E. Sternberg    2002      $224,100      $--       $--       $--          $--            $--         $3,213
         Chairman of the Board, 2001      $289,450      $--       $--       $--          $--            $--         $3,171
         President and CEO (2)  2000      $306,075      $--       $--       $--          $--            $--         $2,998

         Clarence F. Bartron    2002      110,570        --        --        --           --             --         2,839
         Vice President         2001      164,044        --        --        --           --             --         2,462
         Ultralap Division      2000      157,077        --        --        --           --             --         1,656

         Joseph S. Sternberg    2002      145,500        --        --        --           --             --         3,735
         Vice President and     2001      118,400        --        --        --           --             --         3,035
         General Counsel        2000      116,130        --        --        --           --             --         2,915

         Mark E. Sternberg      2002      145,500        --        --        --           --             --         3,735
         Administrative Vice    2001      118,400        --        --        --           --             --         3,035
         President              2000      116,130        --        --        --           --             --         2,915

         Jerome Lipkin          2002       75,000        --        --        --           --             --             -
         Operations Manager (3) 2001      122,850        --        --        --           --             --         3,130
                                2000      124,020        --        --        --           --             --         3,100

         William Woodhead       2002       92,872        --        --        --           --             --         1,138
         Secretary/             2001      102,375        --        --        --           --             --         2,568
         Treasurer (4)          2000      102,797        --        --        --           --             --         2,319

         David Diaz             2002      121,585        --        --        --           --             --         3,704
         Vice President-        2001       67,707        --        --        --           --             --            --
         Manufacturing          2000           --        --        --        --           --             --            --


(1) Includes contributions by the Company for each of the named officers to the Company's 401(k)/Profit Sharing Plan.

(2) On May 25, 200, the Company completed the sale of its dental supplies business segment to Miltex in accordance with the terms of the Asset Purchase Agreement. In a separate but related agreement Miltex has agreed to engage Marvin E. Sternberg, Chairman of the Board, President and Chief Executive Officer, and a Director of Moyco, to provide consulting services to Miltex in connection with the transition of the dental supplies business segment from Moyco to Miltex and Miltex's operation of the dental supplies business segment thereafter. Mr. Sternberg will be compensated at the rate of $400,000 per year over the five-year term of his consulting engagement. Mr. Sternberg may also earn additional compensation under the Consulting Agreement if and to the extent that Miltex's profitability is increased by the sale of certain instruments. The compensation paid to Mr. Sternberg by Moyco will be reduced to reflect his involvement with Miltex.

(3) Mr. Lipkin retired in May, 2001. The Company granted to Mr. Lipkin a retirement package entitling him to cash payments of $50,000 in June 2001 and $75,000 in January 2002, and continuing to cover his automobile allowance and health benefits through September 2002.

(4) Mr. Woodhead retired from his employment with the Company effective December 31, 2001. The Company granted to Mr. Woodhead a retirement package that continued to pay him his salary through June 2002 and continued to cover his automobile allowance and health benefits through that same period.

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

              Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Fiscal Year-End Option/SAR Values


                                                                                                                 Value of
                                                                                                                 Unexercised In-the-
                                                                                                                 Money
                                                                                                                 Options/SARs
                                          Shares                               Number of Unexercised             at Fiscal Year End
                                        Acquired on          Value             Options as of June 30, 2002       Exercisable(2)/
         Name                            Exercise            Realized          Exercisable/Unexercisable         Unexercisable(3)
         ---------------------------------------------------------------------------------------------------------------------------
         Marvin E. Sternberg                --                  $--                      --                         $--/--
         Clarence F. Bartron                --                   --                      --                          --/--
         Joseph S. Sternberg                --                   --                      --                          --/--
         Mark E. Sternberg                  --                   --                   1,050                          --/--
         Jerome Lipkin                      --                   --                      --                          --/--
         William Woodhead                   --                   --                      --                          --/--



         (1) Upon exercise of an option, the optionee must pay the exercise price in cash.
         (2) Represents the difference between the fair market value of the common stock underlying the option and the exercise price at exercise, or fiscal year-end, respectively.
         (3) As adjusted for the respective 10% stock dividends issued on September 30, 1998 and November 24, 1999.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     During the fiscal year ended June 30, 2002, no options or SARs were granted to any officer or employee of the Company.


Stock Option Plans
------------------

Key Employee Stock Option Plan ("The 1992 Plan")

     On October 30, 1992, the Board of Directors (the "Board") adopted a Key Employee Stock Option Plan (the "Plan") which was approved by vote of the Corporation's shareholders at the December, 1992 meeting. The Plan initially limited grants of stock options ("Options") to employees, officers and directors who are officers of the Corporation. In fiscal year 1997, the Board and shareholders amended the Plan to permit grants of Options to non-employee directors. Unless sooner terminated, this plan will expire in October, 2002.

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

     An aggregate of 242,000 shares of Common Stock of the Corporation are authorized for Options to be granted from time to time. Key employees, including an employee who is a director or an officer, who are selected from time to time by the Committee are eligible to receive Options under the Plan. Since the plan provides for discretion in the selection of employees to whom grants will be made, the number of persons who participate cannot be determined. Options for no more than five percent of these shares of Common Stock subject to the Plan may be granted to any individual owning more than ten percent (10%) of the issued and outstanding Common Stock. The Plan, as amended, provides a grant to each non-employee director of an Option for One Thousand shares of the Corporation's Common stock at the market value on the date of the annual meeting for each directors meeting they attend. Options granted to non-employee directors expire five years form the date of grant . Each Option granted to non-employee directors is vested and exercisable in full on the date of grant.

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

     During the Corporation's fiscal year ended June 30, 2002, a total of 7,500 options were granted to the Corporation's non-employee directors. No options were granted to any of the Company's officers or employees.

2001 Employee Stock Option Plan ("The 2001 Plan for Employees")

     At our annual meeting of shareholders held on December 11, 2001, the Company's shareholders approved the proposal to adopt the 2001 Plan. Under the 2001 Plan, the Company may grant options to purchase up to an aggregate of 750,000 shares of its common stock to eligible employees. Under the 2001 Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent (10%) shareholder, such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISO options may be less than such fair market value. The aggregate fair market value of shares subject to options granted to a participant, which are designated as ISOs and which become first exercisable in any calendar year, shall not exceed $100,000. The basic terms of this plan are identical to those in the 1992 plan as detailed above. To date, no options have been granted, exercised, or cancelled under the 2001 Plan.

DIRECTORS COMPENSATION

     At our annual meeting of shareholders held on December 11, 2001, the Company's shareholders approved the proposal to adopt the 2001 Non-Executive Director Stock Option Plan ("The 2001 Plan for Directors"). Under the terms of the 2001 Plan for Directors, each non-executive director is automatically granted an option to purchase 7,500 shares upon joining the Board and each January 15 thereafter (or first business day thereafter), pro rata, based on the time the director has served in such capacity during the previous year. The term non-executive director refers to a director of the company who is not otherwise a full-time employee of the company or any subsidiary. Each non-employee director is entitled to receive options to purchase 7,500 shares of the Company's Common stock on an annual basis. The 2001 Plan for Directors does not contain an aggregate number of shares issuable thereunder, primarily for administrative purposes. The Plan will be administered by the Board of Directors, or in the alternative, by a committee designated by the Board of Directors (the "Committee"). The exercise price for options granted shall be 100% of the fair market value of the common stock on the date of grant. Unless otherwise provided in the 2001 Plan for Directors, the exercise price of options granted must be paid at the time of exercise, either in cash, by delivery of shares of common stock of the Corporation or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the 2001 Plan for Directors, expires five (5) years from the date of grant. The Board or Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. Options granted are not qualified for incentive stock option treatment under the Internal Revenue Code. The exercise price of these options is equal to the fair market value of the Company's Common stock on the date of grant. All directors who are also employees do not receive any compensation for serving as directors. During the Corporation's fiscal year ended June 30, 2002, a total of 31,875 options were granted to the Corporation's non-employee directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of September 30, 2002, the amount and percentage of the Company's outstanding common stock beneficially owned by
     (i) each person who is known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock; (ii) each director;
     (iii) each executive officer and (iv) all officers and directors of the Company as a group.

                                                                                    Shares                 Percentage
                                                                                 Beneficially                  of
Title of Class                         Beneficial Owner                              Owned                    Class
--------------                         ----------------                              -----                    -----
Common stock                       Marvin E. Sternberg                              2,954,741 (1)             58.0%
Common stock                       Irvin Paul                                           2,000                   --
Common stock                       Marvin Cravetz                                      42,600                  0.8%
Common stock                       Donald Gleklen                                      18,000                  0.4%
Common stock                       Cathy Neifeld, Esq.                                      0                   --
Common stock                       Fletcher Wiley                                           0                   --
Common stock                       William Woodhead                                    12,000                  0.2%
Common stock                       Clarence Bartron                                     5,000                  0.1%
Common stock                       David Diaz                                           5,500                  0.1%
Common stock                       Joseph S. Sternberg                                200,582                  3.9%
Common stock                       Mark E. Sternberg                                  178,753                  3.5%
                                                                                    ---------                  ----

Common stock                       All Officers and Directors
                                   (11 in number)                                   3,419,176                 67.1%
                                                                                    =========                 =====

(1) Of these shares 2,732,611 shares are held by Marvin E. Sternberg, legally and beneficially in his own name; 222,130 shares by Susan Sternberg, wife of said Marvin E. Sternberg, legally and beneficially in her own name.

Equity Compensation Plan Information

         The following table provides information about our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of June 30, 2002, including the 1992 Key Employee Stock Option Plan, the 2001 Employee Stock Option Plan and the 2001 Non-Employee Director Stock Option Plan. Information concerning each of the aforementioned plans is set forth below following the caption "Shareholder Approved Option Plans."

======================================================================================================================


                                                                                           Number of Securities
                                                                                          Remaining Available for
                               Number of Securities to be                              Future Issuance Under Equity
                                Issued upon Exercise of    Weighted Average Exercise   Compensation Plans Excluding
                                Outstanding Options and       Price of Outstanding        Securities Reflected in
                                        Rights                       Options                     Column (a)
        Plan Category                     (a)                          (b)                          (c)
======================================================================================================================
----------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans              (1) 53,940                     $2.08                    (2) 1,093,125
Approved by Stockholders
----------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans                  -                            -
Not Approved by Stockholders
----------------------------------------------------------------------------------------------------------------------
Total                                  (1) 53,940                     $2.08                    (2) 1,093,125
----------------------------------------------------------------------------------------------------------------------

1. Includes options issued pursuant to our 1992 Key Employee Stock Option Plan, as amended; options issued pursuant to our 2001 Director Stock Option Plan; and options issued pursuant to our 2001 Employee Stock Option Plan.

2. Consists of 750,000 options available for issuance pursuant to our 2001 Employee Stock Option Plan and 375,000 options which may be issued pursuant to our 2001 Director Stock Option Plan, net of the 31,875 shares issued to date under the 2001 Director Stock Option Plan. The 2001 Director Stock Option Plan does not provide for a cap on the aggregate number of options which may be granted thereunder. All option grants under the 2001 Director Stock Option Plan are non-discretionary; each non-employee director receives an option to purchase 7,500 shares of our common stock each January 15, pro rata, based on the length of such directors service during the preceding year. Accordingly, if the number and identity of our non-employee directors remains constant over the life of the 2001 Director Stock Option Plan, we would issue a total of 375,000 options to our non-employee directors under the 2001 Director Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     In June of 2002, Miltex settled disputed balances by deducting a total of $68,369 from the consulting payment due to Mr. Sternberg. Under the terms of Moyco's indemnification agreement with Mr. Sternberg, the Company was required to reimburse him for this deduction. This balance due to Mr. Sternberg was unpaid at June 30, 2002. In July 2002, an additional $31,631 was advanced by Mr. Sternberg, for a total of $100,000 owed by the Company. The Company issued a promissory note to Mr. Sternberg in the principal amount of $100,000, payable in full on July 15, 2005. Interest will accrue at the annual rate of 10% and be paid annually.

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

              3.1     Articles of Incorporation. Incorporated by reference to
                      Exhibit 3.1 to Registrants Form 10-K dated October 12,
                      2001.

              3.2 Bylaws. Incorporated by reference to Exhibit 3.2 to Registrants Form 10-K dated October 12, 2001.


              3.3     Audit Committee Charter. Incorporated by reference to
                      Exhibit 3.3 to Registrants Form 10-K dated October 12,
                      2001.

              23.1*   Consent of BDO Seidman LLP

              23.2*   Consent of WithumSmith+Brown

              99.1*   Certification of Marvin E. Sternberg pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2*   Certification of Mark E. Sternberg pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b)          Reports On Form 8-K:

              (i) Form 8-K regarding change of accountants filed January 8, 2002.

ITEM 14. Controls and Procedures
     Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MOYCO TECHNOLOGIES, INC.

Dated:  October 11, 2002              BY: /s/ Marvin E. Sternberg
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

/s/ Marvin E. Sternberg                                                     Dated:         October 11, 2002
-----------------------                                                     ------         ----------------
Marvin E. Sternberg
Chairman of the Board, President
and Chief Executive Officer
and Director

/s/ Mark Sternberg                                                          Dated:         October 11, 2002
------------------                                                          ------         ----------------
Mark Sternberg
Vice President, Treasurer, Principal Financial Officer and
Principal Accounting Officer

/s/ Joseph Sternberg, Esq.                                                  Dated:         October 11, 2002
--------------------------                                                  ------         ----------------
Joseph Sternberg, Esq.
Vice President, General Counsel and Secretary

/s/ Dr. Marvin Cravetz, DDS                                                 Dated:         October 11, 2002
---------------------------                                                 ------         ----------------
Dr. Marvin Cravetz, DDS
Director

/s/ Donald Gleklen                                                          Dated:         October 11, 2002
------------------                                                          ------         ----------------
Donald Gleklen
Director

/s/ Cathy Neifeld, Esq.                                                     Dated:         October 11, 2002
-----------------------                                                     ------         ----------------
Cathy Neifeld, Esq.
Director

/s/ Dr. Irvin Paul, DDS                                                     Dated:         October 11, 2002
-----------------------                                                     ------         ----------------
Dr. Irvin Paul, DDS
Director

/s/ Fletcher Wiley                                                          Dated:         October 11, 2002
------------------                                                          ------         ----------------
Fletcher Wiley
Director

/s/ William Woodhead                                                        Dated:         October 11, 2002
--------------------                                                        ------         ----------------
William Woodhead
Director

                                 CERTIFICATIONS
                                 --------------

   I, Marvin E. Sternberg, Chief Executive Officer of Moyco Technologies, Inc.
                                 certify that:

1. I have reviewed this annual report on Form 10-KSB of Moyco Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:         October 11, 2002




/s/ Marvin E. Sternberg
-----------------------
Marvin E. Sternberg
Chief Executive Officer
Moyco Technologies, Inc.

                                 CERTIFICATIONS
                                 --------------

    I, Mark E. Sternberg, Chief Financial Officer of Moyco Technologies, Inc.
                                 certify that:

1. I have reviewed this annual report on Form 10-KSB of Moyco Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:         October 11, 2002



/s/_ Mark E. Sternberg
----------------------
Mark E. Sternberg
Chief Financial Officer
Moyco Technologies, Inc.