Form 10QSB
period 2002-09-30
MOYCO TECHNOLOGIES INC
filed 2002-11-14
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002


                           Commission File No. 0-4123
                           --------------------------

                            MOYCO TECHNOLOGIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                    23-1697233
          ------------                                    ----------
  (State or other jurisdiction of           (IRS Employer Identification Number)
   incorporation or organization)

            200 Commerce Drive
      Montgomeryville, Pennsylvania                         18936
      -----------------------------                         -----
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (215) 855-4300
                                                            -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES __X__ NO ___

Indicate the number of shares outstanding of each of the Registrant's classes of Common stock as of September 30, 2002: 5,094,076 shares of Common stock, par value $.005 per share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                 September 30,      June 30,
                                                                                     2002             2002
                                                                                     ----             ----

                                ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                   $   147,355       $   107,474
    Accounts receivable, net of reserves of $139,648 and $163,866                   490,714           665,123
    Inventories, estimated                                                        2,660,000         2,513,578
    Income taxes receivable                                                         570,940           445,000
    Prepaid expenses and other current assets                                        41,451            24,684
                                                                                -----------       -----------

                Total current assets                                              3,910,460         3,755,859
                                                                                -----------       -----------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                             65,000            65,000
    Buildings and improvements                                                    2,157,567         2,154,561
    Machinery and equipment                                                       3,383,743         3,312,084
    Furniture and fixtures                                                          386,552           386,551
    Automotive equipment                                                             91,119            91,119
    Construction in progress                                                         31,134            19,536
                                                                                -----------       -----------

                                                                                  6,115,115         6,028,851
    Less- Accumulated depreciation and amortization                              (3,757,186)       (3,662,324)
                                                                                -----------       -----------

                Net property, plant and equipment                                 2,357,929         2,366,527
                                                                                -----------       -----------
OTHER ASSETS                                                                        125,414            81,725
                                                                                -----------       -----------
                                                                                $ 6,393,803       $ 6,204,111
                                                                                ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                   (Continued)

                                                                                September 30,      June 30,
                                                                                   2002              2002
                                                                                   ----              ----

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of capital lease obligations                                $        -         $  98,136
    Current portion of long-term debt                                               35,100            34,535
    Accounts payable                                                               681,836           649,231
    Advance from officer                                                           100,000                 -
    Accrued expenses                                                               123,283           106,542
                                                                                ----------        ----------

                Total current liabilities                                          940,219           888,444
                                                                                ----------        ----------

CAPITAL LEASE OBLIGATIONS                                                                -           641,685
                                                                                ----------        ----------

LONG-TERM DEBT                                                                   1,514,900           524,008
                                                                                ----------        ----------

NOTE PAYABLE TO OFFICER                                                            100,000                 -
                                                                                ----------        ----------

ADVANCE FROM OFFICER                                                                     -            68,369
                                                                                ----------        ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.005 par value, 2,500,000
       shares authorized, none issued and outstanding                                    -                 -
    Common stock, $.005 par value, 15,000,000
       shares authorized, 5,826,236 and 5,813,736 shares issued
       and 5,094,076 and 5,081,576 shares outstanding, respectively                 29,126            29,063
    Additional paid-in capital                                                      56,208            47,770
    Retained earnings                                                            3,908,468         4,159,890
    Less - Treasury stock of 732,160 shares, at cost                              (155,118)         (155,118)
                                                                                ----------        ----------

                Total shareholders' equity                                       3,838,684         4,081,605
                                                                                ----------        ----------

                                                                                $6,393,803        $6,204,111
                                                                                ==========        ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   For the
                                                                             Three Months Ended
                                                                                September 30
                                                                                ------------
                                                                         2002                  2001
                                                                         ----                  ----

NET SALES                                                             $1,046,572           $1,529,277

COST OF GOODS SOLD                                                       894,378              955,798
                                                                      ----------           ----------

               Gross profit                                              152,194              573,479

OPERATING EXPENSES:
   Sales and marketing                                                   183,322              249,305
   Research and development                                                8,146                1,610
   General and administrative                                            333,451              333,195
                                                                      ----------           ----------

         Total operating expenses                                        524,919              584,110
                                                                      ----------           ----------

                Loss from operations                                    (372,725)             (10,631)

INTEREST INCOME (EXPENSE), net                                           (13,978)              21,922

OTHER INCOME, net                                                          5,760                3,462
                                                                      ----------           ----------

                Income (Loss) before income taxes                       (380,943)              14,753

PROVISION FOR (BENEFIT FROM) INCOME TAXES                               (129,521)                 259

NET INCOME  (LOSS)                                                     ($251,422)             $14,494
                                                                      ==========           ==========


BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE                        ($0.05)               $0.00
                                                                      ==========           ==========


SHARES USED IN COMPUTING EARNINGS (LOSS)
   PER COMMON SHARE                                                    5,090,136            5,040,622
                                                                      ==========           ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        For the
                                                                                  Three Months Ended
                                                                                      September 30
                                                                                      ------------
                                                                               2002                2001
                                                                               ----                ----

Net cash used in operating activities                                       $ (139,974)      $ (2,448,072)
                                                                            ----------        -----------

INVESTING ACTIVITIES:
    Purchases of and deposits on property, plant and equipment                 (28,316)           (84,063)
                                                                            ----------        -----------
                     Net cash used in investing activities                     (28,316)           (84,063)
                                                                            ----------        -----------

FINANCING ACTIVITIES:
    Payments on capital lease obligations                                      (11,319)           (27,917)
    Payments of long-term debt                                                  (8,117)           (25,598)
    Net proceeds from debt refinancing                                          95,976                  -
    Advance from officer                                                       131,631                  -
                                                                            ----------        -----------

                     Net cash provided by (used in) financing activities       208,171           (53,515)
                                                                            ----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            39,881        (2,585,650)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 107,474          2,783,714
                                                                            ----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  147,355        $   198,064
                                                                            ==========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                              $14,010             $8,378

    Income taxes paid                                                       $        -         $2,042,416

NON CASH INVESTING AND FINANCING ACTIVITIES:

    Conversion of advance from officer into note payable to officer         $  100,000                  -
                                                                            ==========

    Third-party long-term debt issued                                       $1,550,000
    Payoff of existing long-term debt                                         (551,622)
    Buyout of existing capital leases                                         (778,427)
    Capitalized loan fees relating to new loan                                 (68,609)
    Other expenses relating to new loan                                         (3,278)
    Early termination fees relating to mortgage payable to bank                (52,088)
                                                                            ----------
    Financing operations portion of proceeds from debt refinancing          $   95,976
                                                                            ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2002. Results of operations and cash flows for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Ending inventories at interim periods are primarily estimated using a combination of the gross profit method and management's expectations of gross margins through the end of the current year.

3. DEBT REFINANCING:

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

On September 27, 2002, the Company restructured its debt obligations by entering into a mortgage agreement in the amount of $1,550,000 with an insurance company. The proceeds were used to retire all outstanding long-term debt and buy out all capital leases, as well as providing net proceeds of $95,976 to the Company. The new loan, payable in monthly installments of $12,411 (based on a twenty-year amortization) with a fixed interest rate of 7.42%, will have its remaining balance due at the end of its 10-year term. It is governed by several non-financial covenants, and is secured by a mortgage on the Company's Montgomeryville, PA property. The proceeds of the new loan were used as follows:

         Loan amount                                  $1,550,000
         Payoff of mortgage payable to bank             (391,835)
         Payoff of mortgage payable to municipal
              authority                                 (159,787)
         Payoff of capital lease liabilities            (728,502)
         Exercise of purchase options relating to
              assets under capital leases                (49,925)
         Capitalized loan fees relating to new
              loan                                       (68,609)
         Other expenses relating to new loan              (3,278)
         Early termination fees relating to
              mortgage payable to bank                   (52,088)
                                                       ---------

         Net proceeds                                  $  95,976
                                                       =========

4. LOAN AND ADVANCES FROM OFFICER

At June 30, 2002, a total of $68,369 was owed by the Company to Marvin E. Sternberg, Chairman of the Board, President and Chief Executive Officer, and a Director of Moyco. In July 2002, an additional $31,631 was advanced by Mr. Sternberg, for a total of $100,000 owed by the Company. The Company issued a promissory note to Mr. Sternberg in the principal amount of $100,000. payable in full on July 15, 2005. Interest will accrue at the annual rate of 10% and is to be paid annually.

In August, 2002, Mr. Sternberg advanced an additional $100,000 to the Company. In October, 2002 (subsequent to the quarter ended September 30, 2002), Mr. Sternberg made another advance of $100,000 to the Company. The amounts advanced, separate from the promissory note, are non-interest bearing and repayable by the Company upon demand.

5. INCOME TAXES:

An income tax benefit of $129,521 was recorded for the first quarter of the current year at 34% of the net loss for the period, representing the change in income taxes receivable during the period. At September 30, 2002, after considering the carryback filed relative to fiscal 2002, the Company has $2,812,199 of available federal income tax payments to which current and future losses may be carried back.

6. NEW ACCOUNTING STANDARD:

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

Overview

The Company recorded net (loss) income of ($251,422) and $14,494 for the three months ended September 30, 2002 and 2001, respectively. The decline in operating results is attributable to the lower level of sales, as offset by reductions in selling, general and administrative expenses.

Due to the continuing pressures on economic outlook, as well as a downturn in the fiber-optic consumables market, the Company expects revenues from its proprietary fiber-optic polishing films to continue to be significantly depressed in the near future. Moyco's top two customers, along with other important accounts, continue to reduce inventories and staffing in order to combat the economic problems currently facing the fiber-optic industry as a whole. This short-term situation will directly and negatively affect the Company's revenues and profits. During the fiscal year ended June 30, 2002, sales of fiber-optic polishing films totaled approximately $2.6 million or 49% of total revenues generated by the Company. While Moyco has been diligently working with its customer base on new advanced products, which should secure improved long-term results once the fiber-optics industry returns to a growth trend, the short-term outlook remains negative. Based on discussions with, and public information released by manufacturers in the fiber-optic market, the Company is cautiously hopeful that greater sales can be achieved by the end of the current fiscal year. In the meantime, Moyco is also aggressively pursuing opportunities in markets outside of its core fiber-optic business including, but not limited to, roll finishing, automotive part, metallurgical polishing and beauty supplies. Ultimately, when fiber-optic connectors are installed for home and office use, Moyco should benefit from the increased demand for polishing films related to fiber-optic components used for this application.

The Company is constantly considering opportunities for strategic alliances and mergers & acquisitions. Among other items, the Company would consider the following factors in determining whether or not to pursue an acquisition or alliance: (i) growth potential; (ii) return on investment; (iii) risk versus reward analysis; and (iv) potential to increase shareholder value.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months
Ended September 30, 2001

Net sales for the three months ended September 30, 2002 decreased $482,705 (32%) versus the prior year quarter. The negative operating results were primarily due to significantly reduced revenues as a result of the downturn in the fiber-optic connector industry, other high-tech manufacturing sectors, and the U.S economy in general.

Gross profit for the three months ended September 30, 2002 decreased from $573,479 (37.5%) for the three months ended September 30, 2001 to $152,194 (14.5%) in the current quarter. This was due to the use of a lower estimate of gross profit percentage for the current year quarter as a result of the lower volume of sales and changes in product mix. As the Company continues to use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the Company's estimates of the manufacturing costs incurred.

Sales and marketing expenses decreased $65,983 from $249,305 (16.3% of net sales) in the prior year quarter to $183,322 (17.5% of net sales) for the current year quarter primarily as a result of cost-cutting measures and the lower volume of sales. General and administrative expenses increased $256 from $333,195 (21.8% of net sales) for the prior year quarter to $333,451 (31.9% of net sales) for the current year quarter due to the incurring of approximately $50,000 in fees relating to the early termination of its debt obligations with a bank. Aside from these bank fees, the Company's efforts to cut back on spending would have resulted in a reduction in general and administrative costs.

Interest activity changed from net interest income in the prior year quarter to a net interest expense in the current year quarter due to the higher level of cash on hand in the prior year quarter. Investment of this cash in the prior year quarter exceeded the amounts of interest expense incurred in the quarter ended September 30, 2001.

An income tax benefit of $129,521 was recorded for the first quarter of the current year at 34% of the net loss for the period, representing the change in income taxes receivable during the period. At September 30, 2002, after considering the carryback filed relative to fiscal 2002, the Company has $2,812,199 of available federal income tax payments to which current and future losses may be carried back.

Liquidity and Capital Resources

Historically, the Company's primary source of liquidity has been cash flow from operations, together with the net proceeds from the sale of the Company's Dental Supplies business segment in fiscal 2001. These funds, combined with borrowings under long-term debt and capital lease obligations with both banks and municipal authorities, have provided the liquidity to finance the Company's capital expenditures and continued operations. The Company's Montgomeryville, PA location is pledged as collateral for its long-term debt.

Net cash of ($195,340) and ($2,448,072) was used in operating activities in the three months ended September 30, 2002 and 2001, respectively. The increased use of cash between periods was primarily a result of payment in the prior year period of taxes relating to the sale of the Company's Dental Supplies business segment in the fiscal year ended June 30, 2001.

On Oct 16, 2001 the Company's Board of Directors authorized the repurchase of up to $1 million of Moyco common stock. The program commenced immediately and will continue through December 31, 2002. At the discretion of management, purchases may be made from time to time in open market transactions subject to market conditions, the price of the common stock, and available financial resources. Through September 30, 2002, a total of 5,200 shares at a total cost of $5,200 have been repurchased, representing all shares repurchased to date under this program. No shares were acquired during the three months ended September 30, 2002.

Acquisitions of property, plant and equipment totaled $86,264 and $84,063 for the three months ended September 30, 2002 and 2001, respectively. Of these amounts, $28,316 and $84,063 respectively, were paid in cash, with $57,948 and $0 paid with proceeds from debt refinancing during the first quarters of fiscal 2003 and 2002. The Company expects to spend approximately $100,000 in fiscal 2003 on capital expenditures, primarily for manufacturing equipment.

For the three months ended September 30, 2002 and 2001, the Company made payments on long-term debt and capital lease obligations of $19,436 and $53,515, respectively.

At June 30, 2002, the Company had a line of credit with a bank in which the available borrowing amount was determined by the amount of qualified accounts receivable (as defined in the credit agreement), with a maximum borrowing amount of $2,000,000. Based on this formula, the amount that was available under the arrangement at June .30, 2002 was approximately $600,000. Borrowings under this arrangement bore interest at the bank's prime rate plus one-half point (5.25% at June 30, 2002) and were secured by all assets of the Company. The line of credit was subject to certain financial and non-financial covenants, which included, among others, a ratio of EBITDA to fixed charges, as defined, and a level of tangible net worth. The Company was out of compliance with certain financial covenants under this lending arrangement at June 30, 2002. Upon refinancing of the Company's debt obligations in September, 2002 (see below), this line of credit agreement was terminated along with the Company's long-term debt obligations to the bank.

On September 27, 2002, the Company restructured its debt obligations by entering into a mortgage agreement in the amount of $1,550,000 with an insurance company. The proceeds were used to retire all outstanding long-term debt and buy out all capital leases, as well as providing net proceeds of $95,976 to the Company. The new loan, payable in monthly installments of $12,411 (based on a twenty-year amortization) with a fixed interest rate of 7.42%, will have its remaining balance due at the end of its 10-year term. It is governed by several non-financial covenants, and is secured by a mortgage on the Company's Montgomeryville, PA property.

The Company's federal income tax returns for the year ended June 30, 2002 were filed in late October 2002, with a refund of $456,972 expected to be received during the second quarter of fiscal 2003, subject to adjustment by the Internal Revenue Service. The Company also filed a "Quick Refund" to receive back a $95,000 installment payment made to the IRS relative to fiscal 2002. Amounts received will be used to fund current operations and to repay amounts advanced to the Company by Marvin E. Sternberg, Chairman of the Board, President and Chief Executive Officer, and a Director of Moyco. These advances amounted to $200,000 at October 31, 2002.

The Company believes that inflation has not, and will not, have a material impact on the Company's financial condition and results of operations.

ITEM 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

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

              99.1 Certification of Marvin E. Sternberg pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification of Mark E. Sternberg pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Reports on Form 8-K

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MOYCO TECHNOLOGIES, INC.

Dated: November 14, 2002          BY:   /s/ Marvin E. Sternberg
                                        --------------------------------------
                                        Marvin E. Sternberg
                                        Chairman of the Board, President
                                        and Chief Executive Officer (Principal
                                        Executive Officer) and Director

Dated: November 14, 2002          BY:   /s/ Mark E. Sternberg
                                        --------------------------------------
                                        Mark E. Sternberg
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                 CERTIFICATIONS
                                 --------------

     I, Marvin E. Sternberg, Chief Executive Officer of
Moyco Technologies, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Moyco Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Marvin E. Sternberg
-----------------------
Marvin E. Sternberg
Chief Executive Officer
Moyco Technologies, Inc.

                                 CERTIFICATIONS
                                 --------------

     I, Mark E. Sternberg, Chief Financial Officer of Moyco Technologies, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Moyco Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Mark E. Sternberg
-----------------------
Mark E. Sternberg
Chief Financial Officer
Moyco Technologies, Inc.