Form 10QSB
period 2002-12-31
MOYCO TECHNOLOGIES INC
filed 2003-02-14
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002


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

                              YES __X__     NO ___

Indicate the number of shares outstanding of each of the Registrant's classes of Common stock as of December 31, 2002: 5,094,076 shares of Common stock, par value $.005 per share.

                                               MOYCO TECHNOLOGIES, INC.

                                                   TABLE OF CONTENTS
                                                   -----------------


                                                                                                                  Page
                                                                                                                  ----
PART I.                FINANCIAL INFORMATION ...............................................................        1

         Item 1.              Financial Statements (Unaudited) .............................................        1

                                    Consolidated Balance Sheets as of December 31,2002
                                       and June 30, 2002 ...................................................        1

                                    Consolidated Statements of Operations for the Three and Six
                                       Months Ended December 31, 2002 and 2001 .............................        3

                                    Consolidated Statements of Cash Flows for the Six Months Ended
                                       December 31, 2002 and 2001 ..........................................        4

                                    Notes to Consolidated Financial Statements .............................        5

         Item 2.               Management's Discussion and Analysis of Financial Condition
                                    and Results of Operations ..............................................        7

                               Critical Accounting Policies ................................................        7

                               Overview ....................................................................        7

                               Results of Operations .......................................................        8

                               Liquidity and Capital Resources .............................................        9

         Item 3.               Controls and Procedures .....................................................       10

PART II.               OTHER INFORMATION ...................................................................       10

         Item 1.               Legal Proceedings ...........................................................       10

         Item 2.               Changes in Securities and Use of Proceeds ...................................       10

         Item 3.               Defaults Upon Senior Securities .............................................       10

         Item 4.               Submission of Matters to a Vote of Security Holders

         Item 5.               Other Information ...........................................................       11

         Item 6.               Exhibits and Reports on Form 8-K ............................................       11

                       SIGNATURES ..........................................................................       12

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                             MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

                                                                       December 31,       June 30,
                                                                           2002             2002
                                                                       -----------------------------
                                                                       (Unaudited)
                                ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                          $    28,968       $   107,474
    Accounts receivable, net of reserves of $155,896 and $163,866          585,220           665,123
    Inventories, estimated                                               1,850,000         2,513,578
    Income tax receivable                                                  543,914           445,000
    Prepaid expenses and other current assets                               58,063            24,684
                                                                       -----------       -----------

                Total current assets                                     3,066,165         3,755,859
                                                                       -----------       -----------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                    65,000            65,000
    Buildings and improvements                                           2,157,567         2,154,561
    Machinery and equipment                                              3,392,211         3,312,084
    Furniture and fixtures                                                 386,552           386,551
    Automotive equipment                                                    91,119            91,119
    Construction in progress                                                44,285            19,536
                                                                       -----------       -----------

                                                                         6,136,734         6,028,851
    Less- Accumulated depreciation and amortization                     (3,859,089)       (3,662,324)
                                                                       -----------       -----------

                Net property, plant and equipment                        2,277,645         2,366,527
                                                                       -----------       -----------


OTHER ASSETS                                                               142,585            81,725
                                                                       -----------       -----------

                                                                       $ 5,486,395       $ 6,204,111
                                                                       ===========       ===========


      The accompanying notes are an integral part of these consolidated financial statements.


                               MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS


                                              (Continued)

                                                                       December 31,       June 30,
                                                                           2002             2002
                                                                       -----------------------------
                                                                       (Unaudited)
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of capital lease obligations                       $         -       $    98,136
    Current portion of long-term debt                                       35,535            34,535
    Accounts payable                                                       555,555           649,231
    Accrued payroll- officer                                                56,700                 -
    Accrued expenses                                                       162,112           106,542
    Other current liabilities                                               63,429                 -
                                                                       -----------       -----------


                Total current liabilities                                  873,331           888,444
                                                                       -----------       -----------

CAPITAL LEASE OBLIGATIONS                                                        -           641,685
                                                                       -----------       -----------

LONG-TERM DEBT                                                           1,508,794           524,008
                                                                       -----------       -----------

NOTE PAYABLE TO OFFICER                                                    104,583                 -
                                                                       -----------       -----------

ADVANCE FROM OFFICER                                                             -            68,369
                                                                       -----------       -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.005 par value, 2,500,000
       shares authorized, none issued and outstanding                            -                 -
    Common stock, $.005 par value, 15,000,000
       shares authorized, 5,826,236 and 5,813,736 shares issued
       and 5,094,076 and 5,081,576 shares outstanding, respectively         29,126            29,063
    Additional paid-in capital                                              56,208            47,770
    Retained earnings                                                    3,069,471         4,159,890
    Less - Treasury stock of 732,160 shares, at cost                      (155,118)         (155,118)
                                                                       -----------       -----------

                Total shareholders' equity                               2,999,687         4,081,605
                                                                       -----------       -----------

                                                                       $ 5,486,395       $ 6,204,111
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


                                         MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)

                                                                      For the                            For the
                                                                Three Months Ended                   Six Months Ended
                                                                    December 31                         December 31
                                                           ----------------------------        --------------------------
                                                               2002             2001              2002              2001
                                                               ----             ----              ----              ----
NET SALES                                                  $1,097,081        $1,123,593        $2,143,652        $2,652,870

COST OF GOODS SOLD                                          1,844,351           941,824         2,738,729         1,897,622
                                                            ---------         ---------         ---------         ---------

               Gross profit (loss)                           (747,270)          181,769          (595,077)          755,248

OPERATING EXPENSES:
   Sales and marketing                                        216,687           197,466           400,010           446,772
   Research and development                                     3,666            30,996            11,812            32,606
   General and administrative                                 293,512           392,054           626,963           725,248
                                                            ---------         ---------         ---------         ---------

         Total operating expenses                             513,865           620,516         1,038,785         1,204,626
                                                            ---------         ---------         ---------         ---------

                Loss from operations                       (1,261,135)         (438,747)       (1,633,862)         (449,378)

INTEREST (EXPENSE), net                                       (20,734)          (24,441)          (34,712)           (2,519)

OTHER INCOME, net                                              12,225             9,353            17,984            12,815
                                                            ---------         ---------         ---------         ---------

               Loss from continuing operations
                      before income taxes                  (1,269,644)         (453,835)       (1,650,590)         (439,082)

BENEFIT FROM INCOME TAXES                                    (430,650)          (62,886)         (560,171)          (62,627)
                                                            ---------         ---------         ---------         ---------

LOSS FROM CONTINUING OPERATIONS                             ($838,994)        ($390,949)      ($1,090,419)        ($376,455)

DISCONTINUED OPERATIONS

    GAIN ON SALE OF DENTAL SUPPLIES BUSINESS SEGMENT
    (LESS APPLICABLE INCOME TAXES OF $63,000)                       -            94,521                 -            94,521
                                                            ---------         ---------         ---------         ---------

NET LOSS                                                    ($838,994)        ($296,428)      ($1,090,419)        ($281,934)
                                                            =========         =========         =========         =========


BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
   Continuing Operations                                       ($0.16)          ($0. 08)           ($0.21)           ($0.08)
   Discontinued Operations                                       0.00              0.00              0.00              0.00
   Gain on sale of Dental Supplies business segment              0.00              0.02              0.00              0.02
                                                            ---------         ---------         ---------         ---------
   Net loss                                                    ($0.16)           ($0.06)           ($0.21)           ($0.06)
                                                            =========         =========         =========         =========


SHARES USED IN COMPUTING BASIC AND DILUTED
   EARNINGS (LOSS) PER COMMON SHARE                         5,094,076         5,040,622         5,092,106         5,040,622
                                                            =========         =========         =========         =========


                   The accompanying notes are an integral part of these consolidated financial statements.


                                       MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                                     For the
                                                                                                Six Months Ended
                                                                                                   December 31
                                                                                         -----------------------------
                                                                                             2002               2001
                                                                                             ----               ----

NET CASH USED IN OPERATING ACTIVITIES                                                    $  (185,574)      $(2,750,855)
                                                                                         -----------       -----------

INVESTING ACTIVITIES:
    Purchases of and deposits on property, plant and equipment                               (51,993)         (125,054)
    Proceeds from settlement of escrow relating to sale of Dental Supplies business segment, net of payment of liabilities relating to discontinued Dental
       Supplies business segment                                                                   -           464,269
                                                                                         -----------       -----------
                     Net cash provided by (used in) investing activities                     (51,993)          339,215
                                                                                         -----------       -----------

FINANCING ACTIVITIES:
    Payments on capital lease obligations                                                    (11,319)          (52,097)
    Payments of long-term debt                                                               (13,788)          (36,933)
    Net proceeds from debt refinancing                                                       152,537                 -
    Advances from officer                                                                    231,631                 -
    Repayments of advances from officer                                                     (200,000)                -
                                                                                         -----------       -----------

                     Net cash provided by (used in) financing activities                     159,061           (89,030)
                                                                                         -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (78,506)       (2,500,670)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               107,474         2,783,714
                                                                                         -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $    28,968       $   283,044
                                                                                         ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                        $    22,535       $    29,742

    Income taxes paid                                                                    $       125       $ 2,250,949

    Capital leases originated                                                            $         -       $   507,849

NON CASH INVESTING AND FINANCING ACTIVITIES:

    Conversion of advance from officer into note payable to officer                      $   100,000                 -
                                                                                         ===========

    Third-party long-term debt issued                                                    $ 1,550,000
    Payoff of existing long-term debt                                                       (550,427)
    Buyout of existing capital leases                                                       (778,427)
    Capitalized loan fees relating to new loan                                               (68,609)
                                                                                         -----------

    Cash proceeds from debt refinancing                                                  $   152,537
                                                                                         ===========



               The accompanying notes are an integral part of these consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations

The accompanying Unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B and include the results of Moyco Technologies, Inc. (the "Company") and its wholly-owned subsidiaries. Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying Unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of December 31, 2002 and the results of its operations and its cash flows for the three and six month periods ended December 31, 2002 and 2001. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002. Results of operations and cash flows for the six month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the full year.

Basis of Presentation

The accompanying consolidated financial statements and financial information were prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations in both the current and prior fiscal years, primarily due to a continued decline in sales for the Company and its industry. The Company has responded by implementing cost reductions. However, these cost reductions have not kept pace with the rapid sales decline. Therefore, further cost reductions may become necessary.

Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Ending interim inventories through September 30, 2002 were primarily estimated using a combination of the gross profit method and management's expectations of gross margins through the end of the current year.

At December 31, 2002, in an effort to better estimate its inventory balances, the Company expended the effort of taking a physical inventory of selected high-dollar items in its inventory, which comprised a majority of the dollar value of inventory on hand. The remaining inventory per the Company's perpetual records at December 31, 2002 was reviewed for reasonableness, with additional counts taken where management deemed appropriate. Management intends to continue this practice of semi-physical inventories at mid-year, with estimated inventory only at the first and third quarters and a full physical inventory to be taken at the fiscal year-end.

3. DEBT REFINANCING:

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


          Loan amount                                 $1,550,000
          Payoff of mortgage payable to bank            (391,835)
          Payoff of mortgage payable to municipal
               authority                                (159,787)
          Payoff of capital lease liabilities           (728,502)
          Exercise of purchase options relating to
               assets under capital leases               (49,925)
          Capitalized loan fees relating to new
               loan                                      (68,609)
          Other expenses relating to new loan             (3,278)
          Early termination fees relating to
               mortgage payable to bank                  (52,088)
                                                      ----------

          Net proceeds to the Company                 $   95,976
                                                      ==========



4. LOAN AND ADVANCES FROM OFFICER

At June 30, 2002, a total of $68,369 was owed by the Company to Marvin E. Sternberg, Chairman of the Board, President and Chief Executive Officer, and a Director of Moyco. In July 2002, an additional $31,631 was advanced by Mr. Sternberg, for a total of $100,000 owed by the Company. The Company issued a promissory note to Mr. Sternberg in the principal amount of $100,000. payable in full on July 15, 2005. Interest will accrue at the annual rate of 10% and is to be paid annually. At December 31, 2002, the interest accrued on this liability amounted to $4,583.

In August and October, 2002, Mr. Sternberg made additional advances of $100,000 to the Company. These balances were repaid by the Company in December 2002.

In January, 2003 (subsequent to the quarter ended December 31, 2002), Mr. Sternberg made another advance of $100,000 to the Company. The amounts advanced, separate from the promissory note, are non-interest bearing and repayable by the Company upon demand.

5. INCOME TAXES:

Income tax benefits of $560,171 were recorded for the six months of the current fiscal year at 34% of the net loss for the period. A federal income tax refund in the amount of $456,972 relating to fiscal 2002 was received during the second quarter of the current fiscal year. At December 31, 2002, the Company has $2,938,139 of available federal income tax payments to which current and future losses may be carried back.

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

Inventory purchases and purchase commitments are based upon forecasts of future demand. Inventories are valued at the lower of cost (calculated under a first-in, first-out basis) or market. If it is believed that demand no longer permits inventory items to be sold above cost or not at all, then those inventory items are written down to market value or to zero. If customer demand subsequently differs from the forecast, requirements for inventory write-offs could differ from the Company's estimates.

Our key accounting estimates and policies are reviewed with the audit committee.

Overview

The Company recorded net losses from continuing operations of ($838,994) and ($390,949) for the three months ended December 31, 2002 and 2001, respectively. The decline in operating results is attributable to the lower level of sales, as offset by reductions in selling, general and administrative expenses.

Due to the continuing pressures on economic outlook, as well as a downturn in the fiber-optic consumables market, the Company expects revenues from its proprietary fiber-optic polishing films to continue to be significantly depressed in the near future. Moyco's top two customers, along with other important accounts, continue to reduce inventories and staffing in order to combat the economic problems currently facing the fiber-optic industry as a whole. This situation will directly and negatively affect the Company's revenues and profits. During the fiscal year ended June 30, 2002, sales of fiber-optic polishing films totaled approximately $2.6 million or 49% of total revenues generated by the Company. While Moyco has been diligently working with its customer base on new advanced products, which management believes should secure improved long-term results once the fiber-optics industry returns to a growth trend, the short-term outlook remains negative. If the fiber-optics industry does not return to a growth trend, however, the Company may be forced to develop alternative markets for its products and/or implement further cost reduction measures, including the possible reduction of its operations. Based on discussions with, and public information released by manufacturers in the fiber-optic market, the Company is cautiously hopeful that greater sales can be achieved by the end of the current fiscal year. However, there are no assurances that the Company will be successful in achieving increased sales during this period, or thereafter. In the meantime, Moyco is also aggressively pursuing opportunities in markets outside of its core fiber-optic business including, but not limited to, roll finishing, automotive part, metallurgical polishing and beauty supplies. Ultimately, when fiber-optic connectors are installed for home and office use, Moyco believes that it may benefit from the increased demand for polishing films related to fiber-optic components used for this application.

The Company is constantly considering opportunities for strategic alliances and mergers & acquisitions. Among other items, the Company would consider the following factors in determining whether or not to pursue an acquisition or alliance: (i) growth potential; (ii) return on investment; (iii) risk versus reward analysis; and (iv) potential to increase shareholder value.


Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Net sales for the three months ended December 31, 2002 decreased $26,512 (2.4%) versus the prior year quarter. The negative operating results were primarily due to significantly reduced revenues and margins as a result of the downturn in the fiber-optic connector industry and other high-tech manufacturing sectors.

Gross profit/(loss) for the three months ended December 31, 2002 decreased from $181,769 (16.1%) for the three months ended December 31, 2001 to ($747,270) (-68.1%) in the current quarter. The negative margins in the current year quarter are due to the Company's fixed and variable manufacturing costs for the current year quarter being in excess of the reduced level of sales.

Sales and marketing expenses increased $19,221 from $197,466 (17.5% of net sales) in the prior year quarter to $216,687 (19.8% of net sales) for the current year quarter primarily as a result of higher travel costs. These additional costs were expended as part of the Company's efforts to diversify its product mix in the wake of the downturn in the fiber-optic industry. General and administrative expenses decreased $98,542 from $392,054 (34.8% of net sales) for the prior year quarter to $293,512 (26.8% of net sales) for the current year quarter due to the Company's efforts to cut back on spending.


Six Months Ended December 31, 2002 Compared to Six Months Ended
December 31, 2001

Net sales for the six months ended December 31, 2002 decreased $509,218 from the prior year period. As with the quarterly results, this decline was primarily due to a downturn in the high-tech manufacturing industries, and the fiber-optic industry in particular.

Gross profit/(loss) decreased from $755,248 (28.4% of net sales) for the six months ended December 31, 2001 to $(595,077) (-27.8% of net sales) for the current year period. The drop in gross profit is attributable to the aforementioned decrease in net sales. As mentioned above, the Company's fixed and variable manufacturing costs have exceeded its sales in the current year period.

Sales and marketing expenses decreased from $446,772 (16.8% of net sales) for the six months ended December 31, 2001 to $400,010 (18.7% of net sales) for the current year period primarily as a result of salary cuts and other spending controls. General and administrative expenses decreased from $725,248 (27.3% of net sales) to $626,963 (29.2% of net sales), due to the Company's efforts to reduce spending, as offset by the incurring of $50,000 of fees relating to the early termination of its debt obligations with a bank in the first quarter of this year.

Interest expense increased due to the higher level of cash on hand in the prior year period. Investment of this cash in the prior year period largely offset amounts of interest expense incurred in the period ended December 31, 2001.

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

Net cash of ($184,379) and ($2,750,855) was used in operating activities in the six months ended December 31, 2002 and 2001, respectively. The improved level of cash used was primarily a result of the Company's efforts to reduce spending and manage inventories.

On October 16, 2001 the Company's Board of Directors authorized the repurchase of up to $1 million of Moyco common stock. The program commenced immediately and ended December 31, 2002. Under this program, a total of 5,200 shares at a total cost of $5,200 were repurchased, all during the fiscal year ended June 30, 2002.

Cash expenditures for property, plant and equipment totaled $51,993 for the six months ended December 31, 2002 and $125,054 for the six months ended December 31, 2001. Of these amounts, $28,316 and $84,063 respectively, were paid in cash, with $57,948 and $0 paid with proceeds from debt refinancing during the first quarters of fiscal 2003 and 2002. The Company expects to spend approximately $100,000 in fiscal 2003 on capital expenditures, primarily for manufacturing equipment.

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

For the six months ended December 31, 2002 and 2001, the Company made payments on long-term debt of $13,788 and $36,933, respectively.

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

As of December 31, 2002 the Company had $28,968 of cash, and has no line of credit facilities in place. Over the past two years, the Company has implemented a cost-containment program through which it reduced headcount by 40%, and cut salaries and benefits for several remaining employees. Additional stopgap funding has been provided during the current fiscal year via cash advances and salary deferrals by Marvin E. Sternberg, Chairman of the Board, President and Chief Executive Officer, and a Director of Moyco. There can be no assurance that future such advances will be made, nor that Mr. Sternberg will not exercise his right to demand repayment all amounts advanced to date.

At December 31, 2002, the Company's long-term debt is due to mature as follows:

                              Note Payable-    Note Payable-
                              Insurance Co.       Officer         Total
                              -------------       -------         -----

      Due within 1 year           35,535                 -        35,535
      Due within 1-5 years       223,036           104,583       327,619
      Due thereafter           1,285,758                 -     1,285,758
                               ---------           -------     ---------
      Total                    1,544,329           104,583     1,648,912
                               =========           =======     =========

The Company has incurred significant operating losses and negative cash flows from operations in both the current and prior fiscal years, primarily due to a continued decline in sales for the Company and its industry. The Company has responded by implementing cost reductions. However, these cost reductions have not kept pace with the rapid sales decline. Therefore, further cost reductions may become necessary.

The Company's federal income tax returns for the year ended June 30, 2002 were filed in late October 2002, and the related refund of $456,972 was received in December 2002. Amounts received were used to fund current operations and to repay amounts advanced to the Company by Marvin E. Sternberg, Chairman of the Board, President and Chief Executive Officer, and a Director of Moyco.

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

ITEM 2. Changes in Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

Moyco held its Annual Meeting of shareholders on December 9, 2002. As of the record date of October 31, 2002, there were 5,094,076 shares outstanding and eligible to vote at the Annual Meeting. At the Annual Meeting, shareholders approved the following action:

          1. Election Of Directors.

             Shareholders were requested to vote on the election of the following seven directors, each of whom was elected by the shareholders:

--------------------------------------------------------------------------------------------------------------------
           Nominee                 Votes Cast in Favor            Votes Against             Percentage in Favor
------------------------------ ---------------------------- --------------------------- ----------------------------
Marvin E. Sternberg                     4,641,184                     19,014                        99%
------------------------------ ---------------------------- --------------------------- ----------------------------
William Woodhead                        4,641,184                     19,014                        99%
------------------------------ ---------------------------- --------------------------- ----------------------------
Irvin C. Paul                           4,638,184                     22,014                        99%
------------------------------ ---------------------------- --------------------------- ----------------------------
Marvin Cravetz                          4,638,184                     22,014                        99%
------------------------------ ---------------------------- --------------------------- ----------------------------
Donald Gleklen                          4,641,184                     19,014                        99%
------------------------------ ---------------------------- --------------------------- ----------------------------
Cathy Neifeld                           4,641,184                     19,014                        99%
------------------------------ ---------------------------- --------------------------- ----------------------------
Fletcher Wiley                          4,641,184                     19,014                        99%
--------------------------------------------------------------------------------------------------------------------

ITEM 5. Other Information.

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

          99.1 Certification of Marvin E. Sternberg pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Mark E. Sternberg pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          1. On December 20, 2002, the Company filed a Report on Form 8-K disclosing (1) that commencing on January 2, 2003 its common stock would no longer be listed for trading on the Nasdaq SmallCap Market and would begin to be traded on the over the counter market; and (2) the resignations of three members of its board of directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MOYCO TECHNOLOGIES, INC.

Dated: February 14, 2003                        BY: /s/ Marvin E. Sternberg
                                                    ----------------------------------------------------
                                                    Marvin E. Sternberg
                                                    Chairman of the Board, President
                                                    and Chief Executive Officer (Principal
                                                    Executive Officer) and Director

Dated: February 14, 2003                        BY: /s/ Mark E. Sternberg
                                                    ----------------------------------------------------
                                                    Mark E. Sternberg
                                                    Chief Financial Officer (Principal Financial Officer)

                                 CERTIFICATIONS
                                 --------------

         I, Marvin E. Sternberg, Chief Executive Officer of Moyco Technologies, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Moyco Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 14, 2003

/s/ Marvin E. Sternberg
------------------------
Marvin E. Sternberg
Chief Executive Officer
Moyco Technologies, Inc.

                                 CERTIFICATIONS
                                 --------------

         I, Mark E. Sternberg, Chief Financial Officer of Moyco Technologies, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Moyco Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 14, 2003

/s/ Mark E. Sternberg
-----------------------
Mark E. Sternberg
Chief Financial Officer
Moyco Technologies, Inc.