Form 10QSB
period 2003-03-31
MOYCO TECHNOLOGIES INC
filed 2003-05-15
CIK 200533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003


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

                                YES __X__ NO ___

Indicate the number of shares outstanding of each of the Registrant's classes of Common stock as of March 31, 2003: 5,094,076 shares of Common stock, par value $.005 per share.

                            MOYCO TECHNOLOGIES, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                                          Page
                                                                                          ----
PART I.  FINANCIAL INFORMATION............................................................. 1

         Item 1. Financial Statements (Unaudited).......................................... 1

                 Consolidated Balance Sheets as of March 31, 2003
                   and June 30, 2002....................................................... 1

                 Consolidated Statements of Operations for the Three and Nine
                   Months Ended March 31, 2003 and 2002.................................... 3

                 Consolidated Statements of Cash Flows for the Nine Months Ended
                   March 31, 2003 and 2002................................................. 4

                 Notes to Consolidated Financial Statements................................ 5

         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations............................................... 8

                 Critical Accounting Policies.............................................. 8

                 Overview.................................................................. 8

                 Results of Operations..................................................... 9

                 Liquidity and Capital Resources.......................................... 10

         Item 3. Controls and Procedures.................................................. 11

PART II. OTHER INFORMATION................................................................ 11

         Item 1. Legal Proceedings........................................................ 11

         Item 2. Changes in Securities and Use of Proceeds................................ 11

         Item 3. Defaults Upon Senior Securities.......................................... 11

         Item 4. Submission of Matters to a Vote of Security Holders...................... 11

         Item 5. Other Information........................................................ 11

         Item 6. Exhibits and Reports on Form 8-K......................................... 11

                 SIGNATURES............................................................... 12

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                March 31,        June 30,
                                                                                  2003             2002
                                                                                  ----             ----
                                ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                    $67,413        $  107,474
    Accounts receivable, net of reserves of $120,995 and $163,866                508,717           665,123
    Inventories, estimated                                                     1,700,000         2,513,578
    Federal income tax receivable                                                764,718           445,000
    Prepaid expenses and other current assets                                    103,426            24,684
                                                                              ----------        ----------

                Total current assets                                           3,144,274         3,755,859
                                                                              ----------        ----------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                          65,000            65,000
    Buildings and improvements                                                 2,157,567         2,154,561
    Machinery and equipment                                                    3,392,211         3,312,084
    Furniture and fixtures                                                       390,695           386,551
    Automotive equipment                                                          51,254            91,119
    Construction in progress                                                      91,119            19,536
                                                                              ----------        ----------

                                                                               6,147,846         6,028,851
    Less- Accumulated depreciation and amortization                           (3,954,587)       (3,662,324)
                                                                              ----------        ----------

                Net property, plant and equipment                              2,193,259         2,366,527
                                                                              ----------        ----------


OTHER ASSETS                                                                     130,030            81,725
                                                                              ----------        ----------

                                                                              $5,467,563        $6,204,111
                                                                              ==========        ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                   (Continued)

                                                                                March 31,         June 30,
                                                                                  2003              2002
                                                                                  ----              ----
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of capital lease obligations                               $        -           $98,136
    Current portion of long-term debt                                              34,872            34,535
    Accounts payable                                                              737,070           649,231
    Accrued payroll- officer                                                      105,300                 -
    Accrued interest- note payable to officer                                       4,966                 -
    Advances from officer                                                         200,000                 -
    Accrued expenses                                                              120,744           106,542
    State income taxes payable                                                     85,000                 -
    Other current liabilities                                                      63,429                 -
                                                                               ----------        ----------


                Total current liabilities                                       1,351,381           888,444
                                                                               ----------        ----------

CAPITAL LEASE OBLIGATIONS                                                               -           641,685
                                                                               ----------        ----------

LONG-TERM DEBT                                                                  1,500,818           524,008
                                                                               ----------        ----------

NOTE PAYABLE TO OFFICER                                                           100,000                 -
                                                                               ----------        ----------

ADVANCE FROM OFFICER                                                                    -            68,369
                                                                               ----------        ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.005 par value, 2,500,000
       shares authorized, none issued and outstanding                                   -                 -
    Common stock, $.005 par value, 15,000,000
       shares authorized, 5,826,236 and 5,813,736 shares issued
       and 5,094,076 and 5,081,576 shares outstanding, respectively                29,126            29,063
    Additional paid-in capital                                                     56,208            47,770
    Retained earnings                                                           2,585,148         4,159,890
    Less - Treasury stock of 732,160 shares, at cost                            (155,118)         (155,118)
                                                                               ----------        ----------

                Total shareholders' equity                                      2,515,364         4,081,605
                                                                               ----------        ----------

                                                                               $5,467,563        $6,204,111
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

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the                              For the
                                                          Three Months Ended                    Nine Months Ended
                                                               March 31                              March 31
                                                               --------                              --------
                                                        2003               2002             2003               2002
                                                        ----               ----             ----               ----
NET SALES                                             $969,365         $1,213,606        $3,113,017         $3,866,476

COST OF GOODS SOLD                                   1,237,524            808,911         3,976,253          2,706,533
                                                     ---------         ----------        ----------         ----------

               Gross profit                           (268,159)           404,695          (863,236)         1,159,943

OPERATING EXPENSES:
   Sales and marketing                                 178,593            176,716           578,603            623,488
   Research and development                              6,358             24,324            18,170             56,930
   General and administrative                          170,030            325,384           796,993         1, 050,633
                                                     ---------         ----------        ----------         ----------

         Total operating expenses                      354,981            526,424         1,393,766          1,731,051
                                                     ---------         ----------        ----------         ----------

                Loss from operations                  (623,140)          (121,729)       (2,257,002)          (571,108)

INTEREST (EXPENSE), net                                (33,696)           (19,955)          (68,408)           (22,474)

OTHER INCOME (EXPENSE), net                              7,572             37,557            25,556             50,372
                                                     ---------         ----------        ----------         ----------

               Loss from continuing operations
                      before income taxes             (649,264)          (104,127)       (2,299,854)          (543,210)

BENEFIT FROM INCOME TAXES                             (164,941)           (40,525)         (725,112)          (103,152)
                                                     ---------         ----------        ----------         ----------

LOSS FROM CONTINUING OPERATIONS                      ($484,323)          ($63,602)      ($1,574,742)         ($440,058)

DISCONTINUED OPERATIONS

    GAIN ON SALE OF DENTAL SUPPLIES BUSINESS SEGMENT
    (LESS APPLICABLE INCOME TAXES)                           -            214,985                 -            309,506
                                                     ---------         ----------        ----------         ----------

NET INCOME  (LOSS)                                   ($484,323)          $151,383       ($1,574,742)         ($130,552)
                                                     =========          =========       ===========          =========


BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
   Continuing Operations                                ($0.10)            ($0.01)           ($0.31)            ($0.09)
   Discontinued Operations                                0.00               0.00              0.00               0.00
   Gain on sale of Dental Supplies business segment       0.00               0.04              0.00               0.06
                                                     ---------         ----------        ----------         ----------
   Net income (loss)                                    ($0.10)             $0.03            ($0.31)            ($0.03)
                                                     =========          =========         =========          =========


SHARES USED IN COMPUTING BASIC AND DILUTED
   EARNINGS (LOSS) PER COMMON SHARE                  5,094,076          5,040,622         5,092,753          5,040,622
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

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    For the
                                                                                               Nine Months Ended
                                                                                                    March 31
                                                                                                    --------
                                                                                             2003               2002
                                                                                             ----               ----

NET CASH USED IN OPERATING ACTIVITIES                                                      (308,094)        (2,949,014)
                                                                                          ---------         ----------

INVESTING ACTIVITIES:
    Purchases of and deposits on property, plant and equipment                              (82,390)          (135,032)
    Proceeds from sales of property, plant and equipment                                          -             15,748
    Proceeds from settlement of escrow relating to sale of Dental Supplies business segment, net of payments of liabilities relating to
         discontinued Dental Supplies business segment                                            -            464,269
                                                                                          ---------         ----------

                     Net cash provided by (used in) investing activities                    (82,390)           344,985
                                                                                          ---------         ----------

FINANCING ACTIVITIES:
    Payments on capital lease obligations                                                   (11,319)           (75,440)
    Payments of long-term debt                                                              (21,231)           (45,045)
    Net proceeds from debt refinancing                                                      151,342                  -
    Advances from officer                                                                   431,631                  -
    Repayments of advances from officer                                                    (200,000)                 -
                                                                                          ---------         ----------

                     Net cash provided by (used in) financing activities                    350,423           (120,485)
                                                                                          ---------         ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (40,061)        (2,724,513)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              107,474          2,783,714
                                                                                          ---------         ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $67,413            $59,201
                                                                                          =========         ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                           $63,474         $   50,150

    Income taxes paid                                                                       $   150         $2,174,708

    Capital leases originated                                                               $     -         $  507,849

NON CASH INVESTING AND FINANCING ACTIVITIES:

    Conversion of advance from officer into note payable to officer                        $100,000                  -
                                                                                          =========

    Third-party long-term debt issued                                                    $1,550,000
    Payoff of mortgage payable to bank                                                     (391,835)
    Payoff of mortgage payable to municipal authority                                      (159,787)
    Buyout of existing capital leases                                                      (728,502)
    Exercise of purchase options relating to assets under capital leases                    (49,925)
    Capitalized loan fees relating to new loan                                              (68,609)
                                                                                          ---------

    Cash proceeds from debt refinancing                                                    $151,342
                                                                                          =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MOYCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations

The accompanying Unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B and include the results of Moyco Technologies, Inc. (the "Company") and its wholly-owned subsidiaries. Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying Unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of March 31, 2003 and the results of its operations and its cash flows for the three and nine month periods ended March 31, 2003 and 2002. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002. Results of operations and cash flows for the nine month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year.

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

Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Ending interim inventories through March 31, 2003 were primarily estimated using a combination of the gross profit method and management's expectations of gross margins through the end of the current year.

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

3.   DEBT REFINANCING:

On September 27, 2002, the Company restructured its debt obligations by entering into a mortgage agreement in the amount of $1,550,000 with an insurance company. The proceeds were used to retire all outstanding long-term debt and buy out all capital leases, as well as providing net proceeds of $151,342 to the Company. The new loan, payable in monthly installments of $12,411 (based on a twenty-year amortization) with a fixed interest rate of 7.42%, will have its remaining balance due at the end of its 10-year term. It is governed by several non-financial covenants, and is secured by a mortgage on the Company's Montgomeryville, PA property. The proceeds of the new loan were used as follows:


                 Loan amount                                       $1,550,000
                 Payoff of mortgage payable to bank                  (391,835)
                 Payoff of mortgage payable to municipal
                      authority                                      (159,787)
                 Payoff of capital lease liabilities                 (728,502)
                 Exercise of purchase options relating to
                      assets under capital leases                     (49,925)
                 Capitalized loan fees relating to new
                      loan                                            (68,609)
                                                                     --------
                 Net proceeds to the Company                         $151,342
                                                                     ========

4. LOAN AND ADVANCES FROM OFFICER

At June 30, 2002, a total of $68,369 was owed by the Company to Marvin E. Sternberg, Chairman of the Board, President and Chief Executive Officer, and a Director of Moyco. In July 2002, an additional $31,631 was advanced by Mr. Sternberg, for a total of $100,000 owed by the Company. The Company issued a promissory note to Mr. Sternberg in the principal amount of $100,000. payable in full on July 15, 2005. Interest will accrue at the annual rate of 10% and is to be paid annually. The Company made an interest payment of $4,583 during the quarter ended March 31, 2003. At March 31, 2003, the interest accrued on this liability amounted to $4,966.

In August and October, 2002, Mr. Sternberg made additional advances of $100,000 to the Company. These balances were repaid by the Company in December 2002.

In January and March, 2003, Mr. Sternberg made additional advances of $100,000 to the Company. In April, 2003, (subsequent to the quarter ended March 31,
2003), Mr. Sternberg made another advance of $150,000 to the Company. The amounts advanced, separate from the promissory note, are non-interest bearing and repayable by the Company upon demand.




5. INCOME TAXES:

Income tax benefits of $725,112 were recorded for the nine months of the current fiscal year at 34% of the net loss for the period, net of the state income tax adjustment described below. A federal income tax refund in the amount of $456,972 relating to fiscal 2002 was received during the second quarter of the current fiscal year. At March 31, 2003, the Company has $2,938,139 of available federal income tax payments to which current and future losses may be carried back.

In May, 2003, the Company was notified by the Commonwealth of Pennsylvania that the Commonwealth was disputing the method used by the Company to apportion earnings in its corporate income tax return for the year ended June 30, 2001. Pending resolution of this matter, the Company has accrued an additional state income tax liability of $85,000. Should the matter be resolved for this amount, an amended federal return would be filed, in which an additional $29,000. could be recovered from the Internal Revenue Service.

6. NEW ACCOUNTING STANDARDS:

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures to both annual and interim financial statements. This statement is effective for fiscal years ending after December 15, 2002 and the adoption is not expected to have an impact on the Company's historical financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation, "FIN," No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. Under FIN No. 45 recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The adoption of FIN No. 45 did not have a material impact on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation "FIN" No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE's) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

7. SUBSEQUENT EVENTS:

The Company intends to submit to its shareholders a proposal for a 1-for-170,000 reverse stock split and cash payment of $.045 per share in lieu of the issuance of any fractional shares. If the reverse stock split is implemented, the Company will terminate the registration of its common stock under the Securities Exchange Act of 1934, which will halt its obligation to file periodic and other reports with the Securities and Exchange Commission. No determination has been made with respect to the timing for implementing the reverse stock split, and the material terms of the reverse stock split remain subject to change.

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

Overview

The Company recorded net (losses) from continuing operations of ($484,323) and ($63,602) for the three months ended March 31, 2003 and 2002, respectively. The negative operating results were primarily due to significantly reduced revenues and margins as a result of the downturn in the fiber-optic connector industry and other high-tech manufacturing sectors.

Due to the continuing pressures on economic outlook, as well as a downturn in the fiber-optic consumables market, the Company expects revenues from its proprietary fiber-optic polishing films to continue to be significantly depressed in the near future. Moyco's top two customers, along with other important accounts, continue to reduce inventories and staffing in order to combat the economic problems currently facing the fiber-optic industry as a whole. This situation has directly and negatively affected the Company's revenues and profits. During the fiscal year ended June 30, 2002, sales of fiber-optic polishing films totaled approximately $2.6 million or 49% of total revenues generated by the Company. While Moyco has been diligently working with its customer base on new advanced products, which management believes may improve long-term results once the fiber-optics industry returns to a growth trend, the short-term outlook remains negative. If the fiber-optics industry does not return to a growth trend, however, the Company may be forced to develop alternative markets for its products and/or implement further cost reduction measures, including the possible reduction of its operations. Based on discussions with, and public information released by manufacturers in the fiber-optic market, the Company is cautiously hopeful that greater sales can be achieved by the end of the current fiscal year. However, there are no assurances that the Company will be successful in achieving increased sales during this period, or thereafter. In the meantime, Moyco is also aggressively pursuing opportunities in markets outside of its core fiber-optic business including, but not limited to, roll finishing, automotive part, metallurgical polishing and beauty supplies. Ultimately, when fiber-optic connectors are installed for home and office use, Moyco believes that it may benefit from the increased demand for polishing films related to fiber-optic components used for this application.

The Company is constantly considering opportunities for strategic alliances and mergers & acquisitions. Among other items, the Company would consider the following factors in determining whether or not to pursue an acquisition or alliance: (i) growth potential; (ii) return on investment; (iii) risk versus reward analysis; and (iv) potential to increase shareholder value.

The Company intends to submit to its shareholders a proposal for a 1-for-170,000 reverse stock split and cash payment of $.045 per share in lieu of the issuance of any fractional shares. If the reverse stock split is implemented, the Company will terminate the registration of its common stock under the Securities Exchange Act of 1934, which will halt its obligation to file periodic and other reports with the Securities and Exchange Commission. No determination has been made with respect to the timing for implementing the reverse stock split, and the material terms of the reverse stock split remain subject to change.




Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
-------------------------------------------------------------------------------

Net sales for the three months ended March 31, 2003 decreased $244,241 (20.1%) versus the prior year quarter. The negative operating results were primarily due to significantly reduced revenues and margins as a result of the downturn in the fiber-optic connector industry and other high-tech manufacturing sectors.

Gross profit for the three months ended March 31, 2003 decreased from $404,695 (33.3%) for the three months ended March 31, 2002 to ($268,159) (-27.7%) in the current quarter. The negative margins in the current year quarter are due to the Company's fixed and variable manufacturing costs for the current year quarter being in excess of the reduced level of sales. As the Company continues to use the gross profit method to estimate ending inventories at interim periods, changes in gross profit as a percentage of net sales are due to changes in the Company's estimates of the manufacturing costs incurred.

Sales and marketing expenses remained relatively constant, increasing $1,877 from $176,716 (14.6% of net sales) in the prior year quarter to $178,593 (18.4% of net sales) for the current year quarter. General and administrative expenses decreased $155,354 from $325,384 (26.8% of net sales) for the prior year quarter to $170,030 (17.5% of net sales) for the current year quarter due to the Company's continuing efforts to cut back on spending.

Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002
-----------------------------------------------------------------------------

Net sales for the nine months ended March 31, 2003 decreased $753,459 (19.5%) from the prior year period. As with the quarterly results, this decline was primarily due to a downturn in the high-tech manufacturing industries, and the fiber-optic industry in particular.

Gross profit/(loss) decreased from $1,159,943 (30.0% of net sales) for the nine months ended March 31, 2002 to ($863,236) (27.7% of net sales) for the current year period. The drop in gross profit is due to the aforementioned decrease in net sales. As mentioned above, the Company's fixed and variable manufacturing costs have exceeded its sales in the current year period.

Sales and marketing expenses decreased from $623,488 (16.1% of net sales) for the nine months ended March 31, 2002 to $578,603 (18.6% of net sales) for the current year period primarily as a result of salary cuts and other spending controls. General and administrative expenses decreased from $1,050,633 (27.1% of net sales) to $796,993 (25.6% of net sales), due to the Company's efforts to reduce spending, as offset by the incurring of $50,000 of fees relating to the early termination of its debt obligations with a bank in the first quarter of this year.

Interest expense increased due to the higher level of interest bearing cash on hand in the prior year period. Interest income from this cash in the prior year period largely offset amounts of interest expense incurred in the period ended December 31, 2001. The higher levels of borrowings in the current year period also contributed to the increase in interest expense.

Liquidity and Capital Resources

Net cash of ($308,095) and ($2,949,014) was used in operating activities in the nine months ended March 31, 2003 and 2002, respectively. The lower level of cash used was primarily a result of the Company's efforts to reduce spending and manage inventories and a large tax payment in the prior year period related to the sale of the Company's Dental Supplies business segment.

Cash expenditures for property, plant and equipment totaled $82,390 for the nine months ended March 31, 2003 and $135,032 for the nine months ended March 31, 2002. In addition to these amounts, $49,925 of property, plant and equipment were acquired with proceeds from the debt refinancing in the first quarter of fiscal 2003. Additions to property, plant and equipment that were financed by means of capital leases in the two periods amounted to $0 and $507,849 respectively in the nine months ended March 31, 2003 and 2002. The Company expects to spend no additional amounts in fiscal 2003 on capital expenditures, beyond those needed to maintain the current asset base.

Also, during the nine months ended March 31, 2002, the Company received proceeds from the escrow account relating to the discontinued Dental Supplies business segment. These proceeds, net of payment of liabilities relating to this discontinued segment, amounted to a net cash inflow of $464,269.

For the nine months ended March 31, 2003 and 2002, the Company made payments on long-term debt of $21,231 and $45,045, respectively.

On September 27, 2002, the Company restructured its debt obligations by entering into a mortgage agreement in the amount of $1,550,000 with an insurance company. The proceeds were used to retire all outstanding long-term debt and buy out all capital leases, as well as providing net proceeds of $151,342 to the Company. The new loan, payable in monthly installments of $12,411 (based on a twenty-year amortization) with a fixed interest rate of 7.42%, will have its remaining balance due at the end of its 10-year term. It is governed by several non-financial covenants, and is secured by a mortgage on the Company's Montgomeryville, PA property.

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

As of March 31, 2003, the Company had $67,413 of cash, and has no line of credit facilities in place. Additional stopgap funding has been provided during the current fiscal year via cash advances and salary deferrals by Marvin E. Sternberg, Chairman of the Board, President and Chief Executive Officer, and a Director of Moyco. There can be no assurance that future such advances will be made, nor that Mr. Sternberg will not exercise his right to demand repayment all amounts advanced to date.

At March 31, 2003, the Company's long-term debt is due to mature as follows:

                                                       Note Payable-    Note Payable-
                                                       Insurance Co.       Officer            Total
                                                       -------------    -------------         -----
                     Due within 1 year                     34,872                 -           34,872
                     Due within 1-5 years                 227,199           100,000          327,199
                     Due thereafter                     1,273,619                 -        1,273,619
                                                        ---------           -------        ---------
                     Total                              1,535,690           100,000        1,635,690
                                                        =========           =======        =========


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

              99.1    Certification of Marvin E. Sternberg puruant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2    Certification of Mark E. Sternberg puruant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b) Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MOYCO TECHNOLOGIES, INC.

Dated:  May 15, 2003               BY: Marvin E. Sternberg
                                       ---------------------------------------
                                       Marvin E. Sternberg
                                       Chairman of the Board, President
                                       and Chief Executive Officer (Principal
                                       Executive Officer) and Director

Dated:  May 15, 2003               BY: Mark E. Sternberg
                                       ---------------------------------------
                                       Mark E. Sternberg
                                       Chief Financial Officer
                                       (Principal Financial Officer)

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

Date:  May 15, 2003

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

Date: May 15, 2003

Mark E. Sternberg
------------------------
Mark E. Sternberg
Chief Financial Officer
Moyco Technologies, Inc.